Form 10-Q
period 2025-03-31
Zenas BioPharma, Inc.
filed 2025-05-15
CIK 1953926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

(857) 271-2954

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common stock, par value $0.0001 per share	ZBIO	Nasdaq Global Select Market

As of April 30 2025, there were 41,834,182 of the registrant’s common stock, par value $0.0001 per share, outstanding.

		Page

Part I	Financial Information

Item 1.	Financial Statements (Unaudited)	7

	Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024	7

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024	8

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2025 and 2024	9

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024	11

	Notes to Condensed Consolidated Financial Statements	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

Part II	Other Information

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	98

Item 3.	Defaults Upon Senior Securities	98

Item 4.	Mine Safety Disclosures	98

Item 5.	Other Information	99

Item 6.	Exhibits	99

Exhibit Index		99

Signatures		100

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

●	the commercial opportunities stemming from the development of obexelimab for multiple immunology and inflammation (“I&I”) diseases;
●	our ability to develop and, if approved, ultimately commercialize obexelimab and, with partners, our other programs;
●	our ability to obtain or maintain orphan drug designation for certain of our product candidates;
●	the initiation, timing, progress, results, and cost of our development programs, and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of our clinical trials, and the period during which the results of the trials will become available;
●	the success, cost and timing of our clinical development of our product candidates;
●	our ability to establish clinical differentiation of our product candidates;
●	our ability to develop product candidates that have broad therapeutic potential;
●	our ability to utilize our business development strategy and expertise to build a balanced portfolio;
●	our ability to identify collaborations and strategic partnerships to maximize the value of our portfolio;
●	our ability to build our operational and commercial capabilities for supplying and marketing our products, if approved, in key markets;
●	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	the trading volume of our common stock;
●	an inability to obtain additional funding;
●	our ability to initiate, recruit and enroll patients in and conduct our clinical trials at the pace that we project;
●	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations or warnings in the label of any of our product candidates, if approved;
●	our reliance on third parties to manufacture drug substance and drug product for use in our clinical trials;
●	our ability to retain and recruit key personnel;
●	our ability to obtain and maintain adequate intellectual property rights;

●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our estimates of our expenses, ongoing losses, capital requirements and our needs for or ability to obtain additional financing;
●	our existing cash and the sufficiency of our existing cash and proceeds from future capital-raising efforts, if any, to fund our future operating expenses and capital expenditure requirements;
●	the potential benefits of strategic collaboration agreements;
●	our ability to enter into strategic collaborations or arrangements, including potential business development opportunities and potential licensing partnerships, and our ability to attract collaborators with development, regulatory and commercialization expertise;
●	sales of our stock by us, our insiders or our stockholders;
●	our expectations regarding the time during which we will be an emerging growth company and smaller reporting company under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”);
●	general economic, industry, geopolitical and market conditions, such as military conflict or war, inflation and financial institution instability, tariffs and other trade measures, or pandemic or epidemic disease outbreaks, many of which are beyond our control;
●	additions or departures of senior management, directors or key personnel;
●	our financial performance;
●	developments and projections relating to our competitors or our industry; and
●	other risks and uncertainties, including those included in the section titled “Risk Factors.”

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

We have, in certain cases, omitted the ® and ™ designations for these trademarks used in this Quarterly Report. Nevertheless, all rights to such trademarks are owned by Zenas BioPharma, Inc. Other trademarks referenced in this Quarterly Report are the property of their respective owners.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Zenas BioPharma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$196,554	$319,742
Short-term investments	115,825	31,024
Restricted cash	—	90
Prepaid expenses and other current assets	5,428	5,067
Total current assets	317,807	355,923
Property and equipment, net	72	185
Operating lease right-of-use assets, net	1,204	1,004
Long-term investments	1,835	—
Other non-current assets	12,848	12,856
Total assets	$333,766	$369,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,018	$17,136
Accrued expenses	28,206	39,371
Operating lease liabilities, current	908	785
Total current liabilities	49,132	57,292
Operating lease liabilities, non-current	317	218
Total liabilities	49,449	57,510
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 25,000,000 shares authorized and no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 per share; 175,000,000 shares authorized; 41,821,887 and 41,793,412 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	705,136	699,651
Accumulated other comprehensive income	141	194
Accumulated deficit	(420,964)	(387,391)
Total stockholders’ equity	284,317	312,458
Total liabilities and stockholders’ equity	$333,766	$369,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
License and collaboration revenue	$10,000	$—
Total revenue	10,000	—
Operating expenses:
Research and development	34,915	22,645
General and administrative	12,415	4,933
Total operating expenses	47,330	27,578
Loss from operations	(37,330)	(27,578)
Other income (expense), net:
Fair value adjustments to convertible notes	—	(694)
Other income, net	3,552	472
Total other income (expense), net	3,552	(222)
Loss before income taxes	(33,778)	(27,800)
Income tax benefit	205	—
Net loss to common stockholders	$(33,573)	$(27,800)
Net loss per share attributable to common stockholders - basic and diluted	$(0.80)	$(17.89)
Weighted-average common stock outstanding - basic and diluted	41,800,802	1,554,087
Comprehensive loss:
Net loss to common stockholders	$(33,573)	$(27,800)
Other comprehensive income (loss):
Unrealized gain on investments	12	—
Foreign currency translation adjustment	(65)	37
Comprehensive loss	$(33,626)	$(27,763)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31, 2025
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2024	41,793,412	$4	$699,651	$194	$(387,391)	$312,458
Exercises of common stock options	28,475	—	99	—	—	99
Stock-based compensation expense	—	—	5,386	—	—	5,386
Unrealized gain on investments	—	—	—	12	—	12
Foreign currency translation adjustment	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(33,573)	(33,573)
Balance as of March 31, 2025	41,821,887	$4	$705,136	$141	$(420,964)	$284,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31, 2024
	Convertible Preferred Stock
	Seed Series		Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2023	1,785,714	$956	17,589,380	$55,840	81,242,587	$193,290	1,576,854	$—	$4,645	$37	$(230,403)	$(225,721)
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	(21,172)	—	—	—	—	—
Exercises of common stock options	—	—	—	—	—	—	7,035	—	42	—	—	42
Stock-based compensation expense	—	—	—	—	—	—	—	—	947	—	—	947
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	—	—	—	—	—	(27,800)	(27,800)
Balance as of March 31, 2024	1,785,714	$956	17,589,380	$55,840	81,242,587	$193,290	1,562,717	$—	$5,634	$74	$(258,203)	$(252,495)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(33,573)	$(27,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	23	33
Loss on disposal of property and equipment	107	—
Net amortization of premiums and accretion of discounts on investments	(382)	—
Stock-based compensation expense	5,386	947
Change in fair value of convertible notes	—	694
Non-cash lease expense	246	159
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(353)	1,787
Accounts payable	2,882	3,407
Accrued expenses	(11,165)	335
Operating lease liabilities	(222)	(164)
Other current liabilities	—	1,500
Net cash used in operating activities	(37,051)	(19,102)
Cash flows from investing activities:
Purchases of property and equipment	(18)	(22)
Purchases of investments	(99,114)	—
Proceeds from sales and maturities of investments	12,858	—
Net cash used in investing activities	(86,274)	(22)
Cash flows from financing activities:
Payment of initial public offering costs	—	(656)
Proceeds from exercise of stock options	99	42
Net cash provided by (used in) financing activities	99	(614)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(52)	36
Net decrease in cash, cash equivalents and restricted cash	(123,278)	(19,702)
Cash, cash equivalents and restricted cash at beginning of period	319,832	56,942
Cash, cash equivalents and restricted cash at end of period	$196,554	$37,240

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained under operating lease arrangements	$445	$—
Deferred offering costs in accounts payable and accrued expenses	$—	$1,872

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$196,554	$37,154
Restricted cash	—	86
Total cash, cash equivalents and restricted cash	$196,554	$37,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Notes to Condensed Consolidated Financial Statements

1.Nature of Business

Organization

Zenas BioPharma, Inc. (“Zenas” or the “Company”) was incorporated in November 2019 as Zenas BioPharma (Cayman) Limited, an exempted company incorporated in the Cayman Islands with limited liability and commenced operations in 2020. On August 2, 2023, the Company (then known as Zenas BioPharma (Cayman) Limited) de-registered from the Cayman Islands and registered by way of continuation in the State of Delaware. Zenas is a clinical-stage global biopharmaceutical company committed to being a leader in the development and commercialization of transformative immunology-based therapies for patients in need. The Company’s goal is to build an immunology and inflammation (“I&I”) focused biopharmaceutical company. The Company has in-licensed and is developing several product candidates for the treatment of various auto-immune and rare diseases. The Company is headquartered in Waltham, Massachusetts and operates in one segment, which is the business of acquiring and developing immune-based therapies for potential commercialization.

The Company’s condensed consolidated financial statements include the accounts of its wholly owned subsidiaries which include Zenas BioPharma (HK) Limited (“Zenas HK”), Zenas BioPharma (USA) LLC, Shanghai Zenas Biotechnology Co. Limited, Zenas BioPharma Securities Corp., and Zenas BioPharma GmbH.

Liquidity and Capital Resources

Since its inception, the Company has devoted its efforts principally to research and development, and raising capital. The Company is subject to risks and uncertainties common to clinical stage companies in the biopharmaceutical industry, including, but not limited to, completing preclinical studies and clinical trials, obtaining regulatory approval for product candidates, market acceptance of products, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, reliance on third-party organizations, protection of proprietary technology, compliance with government regulations, and the ability to raise additional capital to fund operations. The Company’s revenues to date have been generated from payments received under the Company’s license and collaboration agreement with Bristol-Myers Squibb Company (“BMS”), novation agreement with Tenacia Biotechnology (Hong Kong) Co., Limited (“Tenacia”) and license agreement with Zai Lab (Hong Kong) Limited (“Zai”) (please see Note 7, License and Collaboration Revenue, to these condensed consolidated financial statements). The Company has not generated any revenue from product sales since inception, and its product candidates currently under development will require significant additional research and development efforts, including extensive clinical testing and regulatory approval prior to commercialization.

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

The Company has incurred operating losses and negative cash flows, since its inception, including net losses of $33.6 million and $27.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the

Company had an accumulated deficit of $421.0 million. Management expects operating losses and negative operating cash flows to continue for the foreseeable future.

The Company expects that its existing cash, cash equivalents and investments of $314.2 million as of March 31, 2025 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date this Form 10-Q is filed.  The Company will need additional financing to support its continuing operations and to pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of private or public equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions and licensing agreements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed could have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

2.Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2, Summary of Significant Accounting Policies, in the audited consolidated financial statements for the year ended December 31, 2024, and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 11, 2025. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. All intercompany accounts, transactions, and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been or omitted pursuant to such rules and regulations.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025, and the results of operations and its cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as filed with the SEC, on March 11, 2025.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosures. The Company bases its estimates on historical experience, known trends and other market-specific factors or other relevant factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis using such factors and adjusts those estimates and assumptions as facts and circumstances dictate. Actual results may differ from those estimates or assumptions. Significant estimates in these condensed consolidated financial statements include estimates made in connection with accrued research and development expenses, stock-based compensation and pre-initial public offering (“IPO”) valuations of common stock.

Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgement. As of the date of the issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgements or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the “FASB” or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we do not believe that the adoption of recently issued standards have or may have a material impact on our condensed consolidated statements or disclosures.

3.Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	As of March 31, 2025
Description	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Cash	$23,721	$23,721	$—	$—
Money market funds	172,833	172,833	—	—
Short-term investments:
Commercial paper	6,387	—	6,387	—
Corporate debt securities	45,418	—	45,418	—
Government securities	64,020	64,020	—	—
Long-term investments:
Corporate debt securities	1,835	—	1,835	—
Total assets	$314,214	$260,574	$53,640	$—

	As of December 31, 2024
Description	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Cash	$19,070	$19,070	$—	$—
Money market funds	300,672	300,672	—	—
Short-term investments:
Commercial paper	3,315	—	3,315	—
Corporate debt securities	8,601	—	8,601	—
Government securities	19,108	19,108	—	—
Total assets	$350,766	$338,850	$11,916	$—

There have been no material impairments of our assets measured and carried at fair value as of March 31, 2025 and December 31, 2024. In addition, there have been no changes in valuation techniques as of March 31, 2025 and December 31, 2024. The fair value of Level 1 instruments classified as money market funds and government securities are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as short-term investments was determined using other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date and fair value is determined using models or other valuation methodologies.  During the three months ended March 31, 2025 and year ended December 31, 2024, there were no transfers between levels.

The short and long-term investments are classified as available-for-sales securities. As of March 31, 2025, the remaining contractual maturities of the available-for-sales securities were 1 to 18 months, the balance in the Company’s accumulated other comprehensive income was comprised of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2025 and 2024. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same period. The Company had a limited number of available-for-sale securities in insignificant loss positions as of March 31, 2025, which the Company does not intend to sell and has concluded will not be required to sell before recovery of amortized cost for the investment maturity.

The following table summarizes the available-for-sale securities (in thousands):

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Commercial paper	$6,378	$9	$—	$6,387
Corporate debt securities	47,228	29	(4)	47,253
Government securities	64,011	13	(4)	64,020
Total	$117,617	$51	$(8)	$117,660

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Commercial paper	$3,311	$4	$—	$3,315
Corporate debt securities	8,589	12	—	8,601
Government securities	19,093	17	(2)	19,108
Total	$30,993	$33	$(2)	$31,024

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above.

4.Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Clinical trial deposits	$12,639	$12,639
Other	209	217
Total other assets	$12,848	$12,856

5.Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
External research, development and manufacturing expenses	$23,588	$29,338
Employee compensation and benefits	3,383	8,308
Professional and consultant fees	846	1,265
Income taxes payable	5	211
Other	384	249
Total accrued expenses	$28,206	$39,371

6.Leases

The Company has various leases for office space, which are accounted for as operating leases and generally have terms of less than two years in length, some of which have the option to renew. The Company recognizes monthly operating lease expense on a straight-line basis over the term of the lease as general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Variable lease expense relates primarily to office lease common area maintenance, insurance, and property taxes, and it is expensed as incurred. Variable lease expense is also excluded from the calculation of lease liabilities and right-of-use-assets.

The minimum lease payments under the Company’s operating leases are expected to be as follows (in thousands):

Fiscal Year	Amount
2025 (remaining nine months)	$713
2026	453
2027	136
Thereafter	—
Total future minimum lease payments	1,302
Less: imputed interest	(77)
Total operating lease liabilities	$1,225

7.License and Collaboration Revenue

License and Collaboration Agreement with Bristol-Myers Squibb

In August 2023, the Company entered into a license and collaboration agreement (the “BMS Agreement”) with BMS, under which the Company granted BMS an exclusive license to (i) develop, manufacture (subject to the Company’s rights to be the exclusive manufacturer for BMS for a certain period of time), commercialize or otherwise exploit obexelimab and any biological product (irrespective of presentations, formulations or dosages) containing obexelimab but not any of the Company’s other proprietary active ingredient (the “BMS Product”) into Japan, South Korea, Taiwan, Singapore, Hong Kong and Australia (collectively, the “BMS Territory”) and (ii) develop and manufacture obexelimab and the BMS Product outside the BMS Territory provided that obexelimab and the BMS Product are solely used in the BMS Territory.

Pursuant to the BMS Agreement, BMS paid the Company a one-time non-refundable upfront cash payment of $50.0 million. The Company is entitled to receive further separate development, regulatory milestone payments from BMS of up to approximately $79.5 million. The Company is also entitled to receive one-time sales milestone payments up to $70.0 million upon BMS achieving certain net sales milestones in a given year in the BMS Territory. The Company is also eligible to receive tiered high single-digit to low double-digit royalties on net sales in the BMS Territory, subject to specified reductions.

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

For the three months ended March 31, 2025 and 2024, the Company recorded $1.7 million and $1.0 million, respectively, as a receivable included in prepaid expenses and other current assets. The Company recorded $1.7 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively, as a reduction to research and development expense for global development costs to be reimbursed by BMS. The Company did not recognize revenue related to the BMS Agreement during the three months ended March 31, 2025 and 2024.

Tenacia Biotechnology Co. Novation Agreement

In October 2024, the Company entered into a novation agreement with Tenacia Biotechnology (Hong Kong) Co., Limited (“Tenacia”), under which the Company transferred its rights and obligations under the agreements with Dianthus to Tenacia (the “Tenacia Agreement”). Pursuant to the Tenacia Agreement, the Company, transferred all the ZB005 inventory, analytical methods and manufacturing records generated, under the Dianthus Option Agreement and License Agreement (collectively the “Dianthus Agreements”) to Tenacia, for the exclusive right to research, develop, manufacture and commercialize products within China, Hong Kong, Macau and Taiwan (“greater China”). As a result of the Tenacia Agreement, the Company has no further obligations to Dianthus pursuant to the Dianthus Agreements.

Pursuant to the Tenacia Agreement, Tenacia paid the Company a one-time non-refundable upfront cash payment of $5.0 million, which was recognized as revenue in the fourth quarter of 2024. The Company is entitled to receive further development, regulatory and sales milestones from Tenacia of up to approximately $86.0 million if certain milestones are successfully achieved. The Company did not recognize revenue related to the Tenacia Agreement during the three months ended March 31, 2025 and 2024.

License Agreement with Zai Lab (Hong Kong) Limited

In January 2025, the Company entered into a license agreement (the “Zai License Agreement”), with Zai, under which the Company granted Zai an exclusive sublicense to develop, manufacture and commercialize ZB001 and related programs in greater China. Under the Zai Agreement, Zai will be responsible for conducting all research and development activities, manufacturing, regulatory and commercialization in greater China.

Pursuant to the Zai Agreement, Zai paid the Company a one-time non-refundable upfront cash payment of $10.0 million. The Company is entitled to receive further development, regulatory and sales milestones from Zai up to approximately $117.0 million if certain milestones are successfully achieved, with passthrough obligations of $21.0 million due to Viridian.  The Company is also eligible to receive tiered royalties on net sales in greater China, ranging from the low to mid-single digits, net of passthrough obligations due to Viridian.

The Company evaluated the terms of the Zai Agreement and determined it is within the scope of ASC 606. The Company identified the following promises in the Zai Agreement that were evaluated under the scope of ASC 606: (i) transfer of the license for ZB001, (ii) licensed technology transfer (iii) licensed material transfer and (iv) continued licensed technology transfer. The Company also evaluated whether certain options outlined in the Zai Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options conveyed a material right to Zai or were immaterial and, therefore, are not considered separate performance obligations within the Zai Agreement.

The Company assessed the above promises and determined that the license for ZB001 and technology transfer are a combined distinct performance obligation within the scope of ASC 606.  The licensed material transfer and the continued technology know-how transfer services are promises that are separately identifiable and considered to be distinct. The Company determined the transfer of the licensed materials and continued technology know-how transfer services were immaterial in the context of the contract based on the minimal resources required to fulfill the obligations and the estimated standalone selling price of the licensed materials. Therefore, the sublicense and technology transfer represent a single performance obligation at contract inception.

The Company concluded that the transaction price of $10.0 million was allocated to the combined performance obligation, which was recognized upon delivery prior to March 31, 2025. The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential developmental and regulatory variable consideration milestone payment under the agreement is zero, as achievement of those milestones is uncertain and susceptible to factors outside the Company’s control. Accordingly, all such milestone payments were excluded from the transaction price. Management will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, will adjust the transaction price as necessary. Sales and royalty based milestones structured on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the transaction price relates. The Company will recognize such milestone and royalty revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

As of March 31, 2025, no milestones were achieved or deemed probable of achievement.

8.License Agreements

License Agreements with Xencor, Inc.

2020 Xencor Agreement

In September 2020, the Company entered into a license agreement (the “2020 Xencor Agreement”) with Xencor, Inc. (“Xencor”), under which the Company is required to pay Xencor tiered royalties on annual net sales of successfully commercialized products, including ZB002 and ZB004. The royalty percentage rates vary by geographic areas as defined in the 2020 Xencor Agreement and range from the mid-single digits to mid-teens. The Company is also obligated to reimburse Xencor for third-party costs incurred for certain patent filings, prosecution and maintenance as further specified in the 2020 Xencor Agreement. During the three months ended March 31, 2025 and 2024, the Company incurred no such reimbursable costs.

2021 Xencor Agreement

In May 2021, the Company entered into a license agreement with Xencor (the “2021 Xencor Agreement”), under which the Company obtained an exclusive, royalty-bearing, sublicensable worldwide license to research, develop, manufacture, market and sell obexelimab. The Company is also obligated to make regulatory milestone payments up to $75.0 million and one-time sales milestone payments up to $385.0 million upon achieving milestone events of net sales in a given calendar year in the territory equal to certain threshold amounts. In addition, the Company is required to pay Xencor tiered royalties on annual net sales of successfully commercialized products utilizing obexelimab, with the royalty percentages varying based on regions and ranging from the mid-single digits to the mid-teens.

For the three months ended March 31, 2025 and 2024, the Company recorded no reimbursable patent-related costs, respectively.

License Agreement with Viridian Therapeutics, Inc.

In October 2020, the Company entered into a license agreement with Viridian Therapeutics, Inc. (the “Viridian Agreement”) to obtain an exclusive, royalty-bearing, sublicensable license to research, develop, manufacture, market and sell certain antibody product candidates based on Viridian’s proprietary technology. The Company’s license rights are limited to non-oncology indications and are limited to China, Hong Kong, Macau and Taiwan (“Zenas Territories”). Viridian retains its rights to develop and commercialize such product candidates outside of the Zenas Territories. In December 2021, the Company and Viridian entered into two letter agreements to authorize initiation of certain manufacturing and development activities related to the licensed product candidate, ZB001. Under the terms of the letter agreements, Viridian engaged a third-party contract manufacturer to initiate certain work related to ZB001. In May 2022, the Company entered into a manufacturing development and supply agreement (“Viridian Supply Agreement”). In January 2025, the Company entered into a third amendment to the Viridian Agreement, under which the Company is obligated to make development and sales milestone payments to Viridian, totaling $21.0 million, based on achievement of certain specified development and sales milestones, and royalties on net sales.

In January 2025, the Company entered the Zai License Agreement under which the Company granted Zai an exclusive sublicense to develop, manufacture and commercialize ZB001 and related programs in greater China. In connection with the Zai License Agreement, the Company assigned the Viridian Supply Agreement to Zai. For additional information on the Zai Agreement, please see License Agreement with Zai Lab (Hong Kong) Limited in Note 7 – License and Collaboration Revenue to these condensed consolidated financial statements.

During the three months ended March 31, 2025 and 2024, the Company recognized no expense related to Viridian contract manufacturing organization (“CMO”) costs. Viridian has agreed to reimburse the Company for certain services the Company performs on Viridian’s behalf, with reimbursements being recorded as a reduction in research and development expenses. During the three months ended March 31, 2025, the Company recorded $0.1 million in reimbursable expenses. During the three months ended March 31, 2024, the Company had no reimbursable expenses. Additionally, during the three months ended March 31, 2025 and 2024, no milestones were achieved.

9.Common Stock

In September 2024, upon the completion of the IPO, the Company restated its certificate of incorporation, pursuant to which the Company is authorized to issue 175,000,000 shares of $0.0001 par value common stock. The voting, dividend and liquidation rights of the holders of the Company’s common stock were subject to and qualified by the rights, powers and preference of the holders of any preferred stock then issued and outstanding.

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there are no cumulative voting rights.

The Company had reserved the following shares of common stock for the potential conversion of outstanding stock options:

	March 31, 2025	December 31, 2024
Options to purchase common stock	8,670,569	8,706,197
Remaining shares reserved for future issuance	2,456,222	359,399
Employee stock purchase plan	815,890	397,956
Total	11,942,681	9,463,552

10.Stock-Based Compensation

2024 Plan

On September 3, 2024, the Board of Directors (the “Board”) adopted the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The 2024 Plan provides for the award of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, unrestricted stock, restricted stock units and other stock-based awards.

The number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025 through January 1, 2034, by the number of shares equal to the lesser of (i) five percent of the aggregate number of shares of common stock outstanding as of such date, and (ii) a number of shares as may be determined by the Board on or prior to such date. In January 2025, the number of shares of common stock available for issuance under the Company’s 2024 Plan, was increased by 2,089,670 shares of common stock due to the automatic annual provision to increase shares of common stock available under the 2024 Plan. As of March 31, 2025, 2,456,222 shares of common stock were available for issuance under the 2024 Plan.

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

The following table presents a summary of the Company’s stock option activity and related information:

	Number of Shares	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2024	8,706,197	$13.21		$2,104
Granted	108,000	$7.28
Exercised	(28,475)	$3.48		$136
Forfeited or cancelled	(115,153)	$13.94
Outstanding - March 31, 2025	8,670,569	$13.16	8.53	$1,877
Options vested and exercisable as of March 31, 2025	1,434,494	$7.93	5.62	$1,708
Options vested and expected to vest as of March 31, 2025	8,670,569	$13.16	8.53	$1,877

The aggregate intrinsic value of the stock options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those stock options that had an exercise price lower than the fair value of the Company’s common stock as of the measurement date of March 31, 2025.

As of March 31, 2025, there was $68.4 million of unrecognized stock-based compensation related to stock options, which is expected to be recognized over a weighted-average period of 3.15 years.

The Company recognized stock-based compensation expense related to the issuance of equity awards to employees and directors in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,581	$411
General and administrative	3,805	536
Total stock-based compensation expense	$5,386	$947

Employee Stock Purchase Plan

On September 3, 2024, the Board adopted the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The number of shares of common stock available under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2025 through January 1, 2034, by the number of shares equal to the lesser of (i) one percent of the aggregate number of shares of common stock outstanding as of such date, and (ii) a number of shares as may be determined by the Board on or prior to such date, up to a maximum of 1,000,000 shares in the aggregate per year. On January 1, 2025, the number of shares of common stock authorized for issuance under the ESPP increased automatically by 417,934 shares and as of March 31, 2025, a total of 815,890 shares were available for future issuance under the ESPP. There were no shares issued under the ESPP during the three months ended March 31, 2025.

11.Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(33,573)	$(27,800)
Denominator:
Weighted-average common stock outstanding - basic and diluted	41,800,802	1,554,087
Net loss per share attributable to common stockholders - basic and diluted	$(0.80)	$(17.89)

The Company’s potentially dilutive securities, which include convertible preferred stock, restricted stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of March 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	March 31,
	2025	2024
Convertible preferred stock	—	100,617,681
Unvested restricted stock	—	3,767
Options to purchase common stock	8,670,569	2,403,183

12.Commitments and Contingencies

Operating Leases

The Company has entered into arrangements for leases of office space; see Note 6, Leases, for details.

License Agreements

The Company entered into license agreements under which it is obligated to make fixed and contingent payments; see Note 8, License Agreements, for details.

Other Contracts

The Company has entered into agreements with certain vendors for the provision of services that the Company is not contractually able to terminate for convenience and thereby avoid any and all future obligations to the vendors. Under such agreements, the Company is contractually obligated to make certain minimum payments to the vendors, with the exact amounts in the event of termination to be based on the timing of the termination and the exact terms of the agreement. As of March 31, 2025, our total non-cancellable clinical manufacturing contract payment obligations are $18.4 million of which the full obligation is payable within 12 months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025.

Litigation and Other Proceedings

The Company may periodically become subject to legal proceedings and claims arising in the ordinary course of business. As of March 31, 2025, the Company was not subject to any material legal proceedings which would reasonably be expected to have a material adverse effect on the Company’s financial results.

13.Related Party Transactions

Xencor, Inc.

The Company has obtained exclusive, worldwide licenses from Xencor to research, develop, manufacture, market and sell three antibody product candidates pursuant to two license agreements. The Company has concluded that Xencor is a related party, due to the issuance of convertible preferred stock in December 2020 and April 2023. In connection with the completion of the IPO, in September 2024, all outstanding shares of preferred stock converted into shares of common stock. As of March 31, 2025, Xencor held less than 10% of shares of the Company’s outstanding common stock.

Viridian Therapeutics, Inc.

The Company has obtained a license from Viridian to research, develop, manufacture, market and sell an antibody product candidate in China. The Company has concluded that Viridian is a related party because although Fairmount Funds Management LLC owns less than 10% of shares of the Company’s outstanding common stock, they have a seat on the Board and are also a 10% or greater stockholder of Viridian and have two seats on Viridian’s board of directors. As initial consideration for this license, the Company issued 38,707 shares of its common stock to Viridian during the year ended December 31, 2020. As of March 31, 2025, Viridian held 0.1% of shares of the Company’s outstanding common stock.

Zai Lab (Hong Kong) Limited

The Company has granted a sublicense to Zai to develop, manufacture and commercialize ZB001 and related programs in greater China. The Company has concluded that Zai is a related party, as the Company’s CEO and Chairman is a member of  Zai’s board of directors.

For additional information on these arrangements, please see Note 7, License and Collaboration Revenue and Note 8, License Agreements, to these condensed consolidated financial statements.

14.Segment Information

The Company manages its operations on a consolidated basis as a single reportable segment focused on the research and development of precision immunology-based therapies. The accounting policies of the single reportable segment are identical to those described in Note 2, Summary of Significant Accounting Policies. When evaluating the Company’s financial performance, the Company’s chief operating decision-maker (the “CODM”), its Chief Executive Officer regularly reviews consolidated net loss, total expense and direct expenses by program and compared to budget. The CODM allocates resources based on the Company’s available cash resources, forecasted expenditures on a consolidated basis, as well as an assessment of the probability of success of its research and development activities on a program basis. Segment asset information regularly provided to the CODM is consistent with that reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and marketable securities balances. Revenue is primarily attributed to individual countries based on the entity owning the license, During the three months ended March 31, 2025, revenue was attributed to Zenas HK.  The Company did not recognize revenue during the three months ended March 31, 2024.

The following table presents certain financial data for the Company’s reportable segments for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31,
	2025	2024
Revenue	$10,000	$-
Less:
Direct research and development expenses:[1]
Obexelimab	23,491	12,295
Other programs (ZB002 & ZB004)	203	894
Partnered regional programs (ZB001 & ZB005)	99	1,588
Unallocated research and development[2]	9,541	7,457
General and administrative[3]	8,610	4,397
Stock-based compensation	5,386	947
Other segment items[4]	(3,757)	222
Segment net loss	$(33,573)	$(27,800)

1 Direct research and development expenses primarily consist of direct costs incurred to specific program research and development activities, including costs to conduct clinical trials and to manufacture clinical drug supply.

2 Unallocated research and development expenses primarily consist of indirect costs incurred in support of overall research and development activities and non-specific programs, including activities that benefit multiple programs, such as personnel costs for employees involved in research and development activities, excluding stock-based compensation, as well as contract services not allocated to specific programs.

3 General and administrative expenses primarily consist of professional fees, depreciation expense, facilities expenses as well as all other personnel costs, excluding stock-based compensation.

4 Other segment items consist of other income (expense), net and income tax benefit (provision). Other income (expense), net consists of interest income and realized and unrealized gains and losses on foreign currency transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report and the audited financial information and the notes thereto included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on March 11, 2025. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, and expectations related to future events and our future performance that involves risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q. See also the section titled “Special Note Regarding Forward-Looking Statements.”

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

We are developing obexelimab as a potential I&I franchise for patients in several autoimmune diseases, representing substantial commercial opportunities individually and in the aggregate. The first three indications we are pursuing include IgG4-RD through an ongoing registration-directed Phase 3 trial, and relapsing multiple sclerosis (“RMS”) and systemic lupus erythematosus (“SLE”) through ongoing Phase 2, double-blind, randomized, placebo-controlled trials, each of which are currently enrolling.

Beyond our lead product candidate, obexelimab, we have two other programs for the potential treatment of other I&I indications that we may continue to advance and ultimately commercialize with partners. These consist of ZB002 and ZB004. We retain global rights for both assets. In addition, we hold the development and commercialization rights to one regional program, ZB001, and related programs, which were exclusively sublicensed to a partner in China, as discussed below.

On September 16, 2024, we completed our initial public offering (“IPO”) in which we issued and sold an aggregate of 15,220,588 shares of our common stock, including 1,985,294 shares of common stock sold pursuant to the full exercise of the underwriter’s option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $258.7 million. We received $234.3 million in net proceeds after deducting underwriting discounts, commissions and other offering expenses.

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

On January 24, 2025, the Company entered into the Zai License Agreement, with Zai, under which the Company granted Zai an exclusive sublicense to develop and commercialize ZB001 and related programs in greater China. As partial consideration for the Zai License Agreement, the Company received an upfront fee of $10.0 million from Zai. In addition, the Company is eligible to receive up to $96.0 million upon the achievement of certain future development and commercial milestones and royalty percentage rates from the low to mid-single digits, net of pass-through obligations due to Viridian.

Since inception, our operations have focused on research and development activities with respect to our product candidates as described above, as well as raising capital, business planning, organizing and staffing our company, establishing our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. Through March 31, 2025, we have financed our operations primarily with the proceeds from the issuance of convertible preferred stock, our convertible notes, payments received under our license and collaboration agreements and from the sale of common stock in our IPO completed in September 2024.

We have incurred significant operating losses and negative cash flows since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses for the three months ended March 31, 2025 and 2024, were $33.6 million and $27.8 million, respectively. As of March 31, 2025, we had an accumulated deficit of $421.0 million. We expect to continue to incur significant and increasing losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2025, we had $314.2 million in cash, cash equivalents and investments. We believe that our cash, cash equivalents and investments as of March 31, 2025 will be sufficient to fund our operations and capital expenditure requirements into the fourth quarter of 2026. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. See section titled “Liquidity and Capital Resources”.

Significant Risks and Uncertainties

The current geopolitical, trade, regulatory and economic environment, including, but not limited to the imposition of new tariffs or increases in tariff rates and other trade measures, may materially affect our business and operating results by increasing the costs of our clinical trial materials and supplies, which in turn increase our overhead costs. Additionally, the ongoing recession risk together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term and, as a result could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Such economic conditions could increase our operating costs, including our labor costs and research and development costs. For example, we import drug products and other components from and into China for use in the manufacturing process and in our clinical studies, and such components and products are subject to tariffs, which we anticipate will result in increased costs. Our operating and labor costs and research and development costs may also be negatively impacted due to supply chain constraints, global geopolitical tensions, worsening macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital.

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

License and Collaboration Revenue

License and collaboration revenue is generated from our BMS Agreement, our Tenacia Agreement and our Zai License Agreement.

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

Pursuant to the Zai License Agreement, we granted Zai an exclusive sublicense to develop and commercialize ZB001 and related programs in greater China. As partial consideration for the Zai License Agreement, we received an upfront fee of $10.0 million from Zai. In addition, we are eligible to receive up to $96.0 million upon the achievement of certain future development and commercial milestones and royalty percentage rates from the low to mid-single digits, net of pass-through obligations due to Viridian.

For a more detailed description of these agreements, see Note 7, License and Collaboration Revenue, to our condensed consolidated financial statements in this Quarterly Report.

Operating Expenses

Our operating expenses consist of (i) research and development expenses, and (ii) general and administrative expenses.

Research and Development Expenses

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal costs incurred in connection with the preclinical and clinical development of obexelimab, ZB002, ZB004, ZB001 and ZB005 and include:

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

The successful development of our current product candidates, or any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of our product candidates, if approved, and any other product candidates that we may develop. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of any current or future product candidate, if approved. This is due to the numerous risks and uncertainties associated with product development, including the uncertainty of:

●	the scope, timing and progress of our ongoing obexelimab clinical studies and other research and development activities associated with the development of our other and future product candidates;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to maintain our current research and development programs and to establish new programs;
●	the timing of and successful patient enrollment in, and the initiation and completion of, clinical trials;
●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration (“FDA”), or any comparable foreign regulatory authority;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	our ability to establish new licensing or collaboration arrangements;
●	the performance of our future collaborators, if any;
●	our ability to establish and maintain arrangements with third-party manufacturers for the commercial supply of products that receive marketing approval, if any;
●	development and timely delivery of commercial-grade drug formulations that can be used in our planned clinical trials and for commercialization;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	our ability to hire additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, chemistry, manufacturing, and controls (“CMC”), quality and commercial personnel;
●	commercializing product candidates, if approved, whether alone or in collaboration with others;
●	the costs and timing of establishing or securing sales and marketing capabilities for our product candidates if approved;
●	the imposition of new laws and regulations, including those relating to labor conditions and safety standards, information and data transfer, imports, duties, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds, particularly new or increased tariffs imposed on imports, and as a result supply-related costs, from countries where our suppliers operate, as well as tariffs that impact the biopharmaceutical industry generally;

●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products; and
●	maintaining a continued acceptable safety profile of the product candidates following approval.

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

We anticipate that our general and administrative expenses will increase in the next few years as we increase our headcount to support our continued research and development activities of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, among other expenses. We also anticipate increased expenses associated with being a public company, including costs for accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with the rules and regulations of the SEC, listing standards applicable to companies listed on a national securities exchange, director and officer insurance costs, and investor and public relations costs. In addition, if we obtain regulatory approval for our current product candidates or any product candidates we may develop in the future and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities. We will also incur pre-commercialization expenses to facilitate commercial readiness, if a product candidate is approved.

Total Other Income (Expense), Net

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income generated from cash equivalents and investments and realized and unrealized gains and losses on foreign currency transactions.

Income Taxes

Since our inception, we have not recorded income tax benefits for any of our deferred tax assets, including the net operating losses (“NOLs”) incurred or the research and development tax credits generated in each year, as we have concluded that it is more likely than not that these deferred tax assets will not be realized.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
Revenue:
License and collaboration revenue	$10,000	$—	$10,000
Total revenue	10,000	—	10,000
Operating expenses:
Research and development	$34,915	$22,645	$12,270
General and administrative	12,415	4,933	7,482
Total operating expenses	47,330	27,578	19,752
Loss from operations	(37,330)	(27,578)	(9,752)
Other income (expense), net:
Fair value adjustments to convertible notes	—	(694)	694
Other income, net	3,552	472	3,080
Total other income (expense), net	3,552	(222)	3,774
Loss before income taxes	(33,778)	(27,800)	(5,978)
Income tax benefit	205	—	205
Net loss	$(33,573)	$(27,800)	$(5,773)

Revenue

We recognized license and collaboration revenue of $10.0 million for the three months ended March 31, 2025, related to the one-time non-refundable upfront cash payment under the Zai License Agreement that was recognized upon delivery of the license and related technology transfer. We did not recognize any license and collaboration revenue during the three months ended March 31, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
Direct research and development expenses by program:
Obexelimab	$23,491	$12,295	$11,196
Other programs (ZB002 & ZB004)	203	894	(691)
Partnered regional programs (ZB001 & ZB005)	99	1,588	(1,489)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	10,779	7,563	3,216
Other expenses	343	305	38
Total research and development expenses	$34,915	$22,645	$12,270

Research and development expenses were $34.9 million for the three months ended March 31, 2025, compared to $22.6 million for the three months ended March 31, 2024. The increase of $12.3 million was primarily attributable to the following:

●	a $11.2 million increase in costs related to the development of obexelimab, our lead product candidate, driven by a $7.4 million increase in clinical trial costs and a $3.6 million increase in manufacturing costs for clinical trial materials;
●	a $1.5 million decrease in costs related to our partnered regional programs, including a $0.9 million decrease related to ZB005, largely driven by a decrease in clinical activities and a $0.6 million decrease related to ZB001 as the ongoing clinical studies were out licensed; and
●	a $3.2 million increase in personnel costs, including a $1.9 million increase in salary and benefit related expense, primarily due to an increase in headcount, a $1.2 million increase in stock-based compensation expense, and a $0.1 million increase in external contractor expense and other personnel costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
Personnel related expenses (including stock-based compensation)	$8,349	$2,890	$5,459
Legal and professional fees	2,153	1,175	978
Facilities	902	507	395
Other expenses	1,011	361	650
Total general and administrative expenses	$12,415	$4,933	$7,482

General and administrative expenses were $12.4 million for the three months ended March 31,2025, compared to $4.9 million for the three months ended March 31,2025. The increase of $7.5 million was primarily attributable to the following:

•

a $5.5 million increase in personnel costs, including a $3.3 million increase in stock-based compensation expense, a $1.8 million increase in salary and benefit related expense, primarily due to an increase in headcount, personnel associated with pre-commercialization activities, and a $0.5 million increase in recruiting expense;

•	a 1.0 million increase in professional fees, including legal, audit and tax expenses, primarily attributable to operating as a public company; and
•	a $1.0 million increase in facilities and other expenses, is primarily attributable to facility, insurance and other variable costs related to operating as a public company.

Total Other Income (Expense), Net

For the three months ended March 31, 2025, total other income (expense), increased from the comparable period in the prior year primarily due to interest income as a result of higher cash, cash equivalents and investments.

Liquidity and Capital Resources

Overview

We have incurred significant operating losses since inception. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. As of March 31, 2025, we had $314.2 million in cash, cash equivalents, and investments and we had an accumulated deficit of $421.0 million. Through March 31, 2025, we have funded our operations primarily with gross proceeds of $358.0 million through the sale and issuance of our preferred stock, our convertible notes, as well as $65.0 million through our BMS Agreement, Tenacia Agreement and Zai Agreement, and most recently, from the sale of common stock in our IPO for which we received $234.3 million in net proceeds, after deducting underwriting discounts, commissions and other offering expenses.

Future Funding Requirements:

We believe that our available cash, cash equivalents and investments, as of March 31, 2025, are sufficient to fund our operations and capital expenditure requirements for at least the next 12 months from the filing of this Quarterly Report. We estimate that our existing cash, cash equivalents and investments will be sufficient to fund our projected operations and capital expenditure requirements into the fourth quarter of 2026. Our primary uses of capital are, and we expect to continue to be, compensation and related expenses, third-party clinical research and development services, manufacturing costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect.

Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

●	the scope, timing, progress results and costs of our ongoing obexelimab clinical studies and other research and development activities associated with the development of our other and future product candidates;
●	the costs, timing and outcome of regulatory review of product candidates;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive marketing approval;
●	the costs of establishing and maintaining arrangements with third-party manufacturers for the commercial supply of products that receive marketing approval, if any;
●	the costs and timing of manufacturing for obexelimab and other product candidates, including commercial manufacturing at sufficient scale, if any product candidate is approved, including as a result of inflation, any supply chain issues or component shortages;
●	the revenue, if any, received from commercial sale of our products, should any product candidates receive marketing approval;
●	the cash requirements of any future acquisitions or discovery of product candidates;
●	the cost and timing of attracting, hiring and retaining skilled personnel to support our operations and continued growth;
●	the cost of implementing operational, financial and management systems;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties on favorable terms, if at all;
●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
●	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, current or future product candidates, if any; and
●	the costs associated with operating as a public company, including legal, accounting or other expenses in operating our business.

A change in the outcome of any of these or other variables with respect to the development of obexelimab or any other product candidate could significantly change the costs and timing associated with our operating plans. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financing and additional funding from licenses, strategic alliances and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity.

We have incurred losses and cumulative negative cash flows from operations since our inception. We anticipate that we will continue to incur significant losses for at least the next several years. We expect our research and development, and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of our equity, debt financings, or other sources, including potential collaborations. To the extent that we raise capital through the future sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we enter into debt financing arrangements, if available, they may involve restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business.

If we raise additional funds through licenses, strategic alliances or collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(37,051)	$(19,102)
Net cash used in investing activities	(86,274)	(22)
Net cash provided by (used in) financing activities	99	(614)
Effect of exchange rate changes on cash and restricted cash	(52)	36
Net decrease in cash, cash equivalents and restricted cash	$(123,278)	$(19,702)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $37.1 million, and was primarily due to our net loss of $33.6 million, partially offset by $5.4 million of stock-based compensation expense, $2.9 million increase in accounts payable, a $0.4 million increase in prepaid expenses and other assets and a $11.2 million decrease in accrued expenses. The net decrease in accounts payable and accrued expenses was primarily due to the timing of vendor payments.

Net cash used in operating activities for the three months ended March 31, 2024 was $19.1 million, and was primarily due to our net loss of $27.8 million, partially offset by a $3.4 million increase in accounts payable, a $1.8 million increase in prepaid expenses and other assets, a $1.5 million increase in other current liabilities, $0.9 million of stock-based compensation expense, $0.7 million increase in the fair value of our BMS Note Liability and a $0.3 million increase in accrued expenses. The increase in accrued expenses and accounts payable was primarily due to an increase in research and development expenses, while the increase in prepaid expenses and other assets was primarily due to the timing of vendor payments.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $86.3 million and consisted primarily of proceeds from sales and maturities of investments of $12.9 million, offset by purchases of investments of $99.1 million.

Net cash used in investing activities for the three months ended March 31, 2024 was less than $0.1 million and consisted of purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $0.1 million, resulting from $0.1 million of proceeds received from the exercise of stock options.

Net cash used in financing activities for the three months ended March 31, 2024 was $0.6 million, resulting from a $0.7 million in payment of offering costs, partially offset by less than $0.1 million of proceeds received from the exercise of stock options.

Material Cash Requirements for Known Contractual and Other Obligations

During the three months ended March 31, 2025, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make judgements, assumptions and estimates that may affect the reported amounts of assets and liabilities, equity, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reported periods. On an ongoing basis, we evaluate our judgments, assumptions and estimates in light of changes in circumstances, facts and experiences. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The effects of material revisions in estimates, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of change in estimates.

There have been no material changes to our critical accounting policies from those described under our “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.

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

In addition, the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”) provides that, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted. Therefore, the reported results of operations contained in our financial statements may not be directly comparable to those of other public companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. As of March 31, 2025, we had cash, cash equivalents and investments in marketable securities of $314.2 million.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar (“USD”). Our functional currency for Zenas BioPharma (HK) Limited, our wholly owned subsidiary in Hong Kong, is the USD, and our functional currency for Shanghai Zenas Biotechnology Co. Limited, our wholly-owned subsidiary in China, is the Chinese Yuan. Our functional currency for Zenas BioPharma GmbH, our wholly-owned subsidiary in Switzerland, is the Swiss Franc. The functional currency of our wholly-owned U.S. subsidiaries, Zenas BioPharma (USA) LLC and Zenas BioPharma Securities Corp., is the USD. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss as incurred. Realized foreign currency transaction gains (losses) were immaterial for the three months ended March 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange

Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investors should carefully consider the risks described below, together with the other information contained in this Quarterly Report, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report. The events discussed below may occur and adversely impact our business, financial condition, results of operations and prospects, which may cause the trading price of our common stock to decline. These risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also affect our business. See “Special Note Regarding Forward-Looking Statements.”

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

We have incurred, and will continue to incur, significant expenses related to the clinical development of our product candidates and ongoing operations. Our net losses for the three months ended March 31, 2025 and 2024, were $33.6 million and $27.8 million, respectively. As of March 31, 2025, we had an accumulated deficit of $421.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance the development of our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate that our expenses increase and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and our working capital.

We anticipate that our expenses will increase substantially if, and as, we:

●	continue clinical development of obexelimab and our other programs;
●	advance our obexelimab program and our other product candidates through preclinical development and clinical trials;
●	identify additional product candidates and acquire rights from third parties to those product candidates through licenses or acquisitions and conduct development activities, including preclinical studies and clinical trials;
●	make royalty, milestone or other payments under current, and any future, license or collaboration agreements;
●	procure the manufacturing of preclinical, clinical and commercial supply of our current or any future product candidates;
●	seek marketing regulatory approvals for our current or any future product candidates that successfully complete clinical trials;
●	commercialize our current or any future product candidates, if approved
●	take steps toward our goal of being an integrated biopharma company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;
●	attract, hire and retain qualified clinical, scientific, operations and management personnel;
●	seek to continue to develop, maintain and defend our intellectual property portfolio, including against third-party interference, infringement and other intellectual property claims, if any;
●	add and maintain operational, financial and information management systems;
●	attempt to address any competing therapies and market developments;
●	experience delays in our preclinical studies, clinical trials or regulatory approval for our current or any future product candidates, including with respect to failed studies, inconclusive results, safety issues or other regulatory challenges;
●	establish agreements with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”); and
●	incur additional costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance with an exchange listing and the Securities and Exchange Commission (the “SEC”) requirements, director and officer insurance premiums and investor relations costs.

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

As of March 31, 2025, we had $314.2 million in cash, cash equivalents and investments. Based upon our current operating plan, we believe that our cash, cash equivalents and investments as of March 31, 2025, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect to attempt to raise additional cash in advance of exhausting our available capital resources.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

●	the scope, timing and progress of our ongoing obexelimab clinical studies and other research and development activities associated with the development of other and future product candidates;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to maintain our current research and development programs and to establish new programs;
●	the timing of and successful patient enrollment in, and the initiation and completion of, clinical trials;
●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA, or any comparable foreign regulatory authority;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	our ability to establish new licensing or collaboration arrangements;
●	the performance of our future collaborators, if any;
●	our ability to establish arrangements with third-party manufacturers for the commercial supply of products that receive marketing approval, if any;

●	development and timely delivery of commercial-grade drug formulations that can be used in our planned clinical trials and for commercialization;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	our ability to retain personnel and hire additional personnel and consultants as our business grows, including additional officers and clinical development, regulatory, chemistry, manufacturing and controls, quality and commercial personnel;
●	commercializing product candidates, if approved, whether alone or in collaboration with others;
●	the costs and timing of establishing or securing sales and marketing capabilities for our product candidates, if approved;
●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products; and
●	maintaining a continued acceptable safety profile of the product candidates following approval.

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

Our current product candidates, initially under development for treatment of various I&I indications would, if approved, face competition from existing approved immunological treatments, many of which have achieved commercial success. For example, we are currently developing obexelimab for the treatment of IgG4-RD, MS, and SLE. In April 2025, FDA approved UPLIZNA (inebilizumab-cdon) and anti-CD19 antibody, which is the first FDA-approved therapy for the treatment of IgG4-RD in adult patients. There are also two products approved for SLE, and a number of products approved for MS. Moreover, there are a number of product candidates in clinical development by other companies for IgG4-RD, MS, and SLE that may become available in the future.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our Founder and Chief Executive Officer, Leon O. Moulder, Jr. We are also dependent on our President and Chief Operating Officer, Joseph Farmer, Chief Business Officer and Chief Financial Officer, Jennifer Fox, Head of Research and Development and Chief Medical Officer, Lisa von Moltke, and Chief Commercial Officer, Orlando Oliveira and other members of our senior management and clinical development teams. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our preclinical studies and clinical trials or the commercialization of our product candidates, if approved. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

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

As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with third parties to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, and we may not be able to implement improvements in an efficient or timely manner or may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

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

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets, including in the European Union (“EU”), United Kingdom (“UK”), Japan and China for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may not obtain foreign regulatory approvals on a timely basis, if at all. To obtain separate regulatory approval in other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates. If we fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our ability to realize the full commercial potential of our product candidates will be harmed. Failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business, financial condition, results of operations and prospects could be adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to risks and uncertainties, including the changing trade policies and tariffs, burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries.

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

As we conduct clinical trials of our current or future product candidates, we are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of new therapies. Product liability claims could delay or prevent completion of our development programs. If we succeed in obtaining approval to market any product candidate, product liability claims could result in FDA or other investigation of the safety and effectiveness of our future product candidates, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our product candidates, termination of clinical trial sites or entire trial programs, withdrawal of clinical trial participants or inability to enroll participants, injury to our reputation and significant negative media attention, significant costs to defend the related litigation, a diversion of management’s time and our resources from our business operations, substantial monetary awards to trial participants or patients, loss of revenue, the inability to commercialize any products that we may develop, and a decline in our stock price. We may require higher levels of product liability insurance for later stages of clinical development or marketing any of our product candidates, and our insurance may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could adversely affect our business, financial condition, results of operations and prospects.

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

Competitors or other third parties may infringe our patents, trademarks or other intellectual property. To counter infringement or unauthorized use, we or one of our licensing partners may file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Our or our licensors’ pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents or our licensors’ patents are invalid or unenforceable, or both. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, insufficient written description or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours or our licensors is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our or our licensors’ patent claims do not cover the invention, or decide that the other party’s use of our or our licensors’ patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). An adverse outcome in a litigation or proceeding involving our or our licensors’ patents could limit our ability to assert our or our licensors’ patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive position, business, financial condition, results of operations or prospects. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments which could adversely affect the market price of our common stock and harm our reputation. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could adversely affect our ability to compete in the marketplace.

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

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In the U.S., numerous recent changes to the patent laws and proposed changes to the rules of the USPTO may have a significant impact on our ability to protect our technology, products and enforce our intellectual property rights. Subsequent rulings could adversely impact our patents or patent applications. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once granted. For example, the U.S. Supreme Court, in the case Amgen v. Sanofi, held that broad functional antibody claims are invalid for lack of enablement. As such, our ability to obtain patents with functional claims, or to protect our patent rights with functional claims from third party challenges seeking to invalidate these claims for lacking enablement or adequate support in the specification, is uncertain. In addition, in Juno v. Kite, the Federal Circuit held broad antibody claims supported by few examples invalid for lack of written description. Recently, the Federal Circuit issued precedential decisions in In re Cellect and Allergan v. MSN Laboratories that could shorten or eliminate an extended patent term awarded under Patent Term Adjustment (“PTA”) in certain patent family members if challenged on the basis of Obvious-Type Double Patenting. Furthermore, the U.S. Supreme Court and Federal Circuits have repeatedly held that the use of biomarkers in diagnosis or monitoring therapeutic treatment is not patent eligible.

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

Disruptions at the FDA and other regulatory authorities may also slow the time necessary for new biologics or modifications to approved or licensed biologics to be reviewed and/or approved, which would adversely affect our business. For example, the current Trump administration appears to be focused on decreasing spending in the federal government, including through significant staff reductions. Any significant staff reductions at FDA could impact the agency’s ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. Additionally, reductions in the workforce, particularly in the review or inspection divisions, could extend BLA review timelines, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications. Over the last several years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA resumed standard inspection operations of domestic facilities where feasible, future pandemics may lead to similar inspectional delays. If any future prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Beyond the ACA, there have been ongoing healthcare reform efforts, including under the Biden administration. Notably, the Inflation Reduction Act of 2022 (the “IRA”) includes a number of healthcare reform provisions, which have varying implementation dates. The IRA extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025; lowers the beneficiary maximum out-of-pocket cost; establishes a new manufacturer discount program; imposes new Medicare Part B and Part D drug price inflation rebates, and implements a drug price negotiation program for certain high spend Medicare Part B and D drugs. Such provisions have been and likely will continue to be subject to legal challenge.

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

Various political, trade, or regulatory developments have, and could further, adversely affect our business and the results of our operations and financial condition. For example, recent actions and statements by the governments of the U.S. and China, including those relating to the imposition or threatened imposition of tariffs, or potential increases to tariffs, affecting certain products manufactured in China, have impacted, and may continue to impact, companies like us who rely on suppliers and other commercial partners with significant operations in China. For example, while we have selected new CMOs in the U.S. to establish additional sources of supply, currently we import from China certain drug substance, drug product and other components, and such imports are subject to existing tariffs and may be impacted by additional tariffs. Currently, many of our suppliers primarily operate outside of the U.S., including our current sole CMO, WuXi Biologics, which provides its services to us from facilities located in China, and increases in tariffs could result in increased costs. As a result, we are subject to risks associated with political, trade, regulatory developments with respect to such countries, and between the U.S. and such countries. Any unfavorable legislation, regulations, executive orders, government policies on cross-border relations and/or international trade, including increased scrutiny on certain of our suppliers with significant China-based operations, capital controls, or tariffs, may have an adverse effect on our business, financial condition, and results of operations. For example, in March and April 2025, the U.S. imposed tariffs on, or increased the tariff rates applicable to, imports from many foreign countries. In response to these tariffs, a number of other countries have threatened or implemented retaliatory tariffs on U.S. goods. Political tensions resulting from trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Further, supply chain disruptions and delays as a result of tariff policies or trade restrictions could also negatively impact our cost of materials and processes. Such changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

Any change in our relationship with our CMOs or changes to contractual terms of our agreements with them could adversely affect our business, financial condition, results of operations and prospects. Additionally, legislation and regulations, such as the proposed BIOSECURE Act, could restrict our ability or make it more costly to obtain needed supplies of products and materials from certain CMOs if the proposed legislation and regulations are enacted into law. Please see “—Risks Related to Our Reliance on Third Parties—The operations of our suppliers, many of which are located outside of the U.S., including our current sole CMO for drug substance and drug product, WuXi Biologics, which is located in China, are subject to additional risks that are beyond our control and that could harm our business, financial condition, results of operations and prospects.”

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

If enacted, the BIOSECURE Act, which was introduced in Congress in 2024, would prohibit U.S. federal agencies from entering into or renewing a contract with any company that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of that contract. This legislation would restrict the ability of biopharmaceutical companies that enter into contracts with or receive funding from U.S. federal agencies from purchasing services or equipment from certain Chinese biotechnology companies, including those that are specifically named in the proposed BIOSECURE Act. The most recent version of the BIOSECURE Act, which passed in the House of Representatives in 2024 named WuXi Biologics as a “biotechnology company of concern.” The BIOSECURE Act has not yet been re-introduced in Congress in 2025, but it could be.

If adopted into law, the BIOSECURE Act in its most recent form would not prevent us from sourcing drug product from WuXi Biologics for clinical use, and we believe our current inventory of drug substance and drug product will be sufficient to complete our ongoing trials of obexelimab. Depending on the final language of the BIOSECURE Act, and how the law is interpreted by U.S. federal agencies, however, we could be potentially restricted from pursuing U.S. federal government business or government reimbursement for our products manufactured by WuXi Biologics or other suppliers or partners determined to be “biotechnology companies of concern.” Additionally, the legislation could adversely impact WuXi Biologics’ operations or financial position, which, in turn, could impact its ability to supply us with product in the future. We may also face additional manufacturing and supply-chain risks due to the regulatory and political structure of China, or due to the deterioration of the relationship between China and the U.S., including but not limited to potential sanctions imposed by the U.S. government on WuXi Biologics, or any of the other countries in which our products are marketed.

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

Since shares of our common stock were sold in our IPO in September 2024 at a price of $17.00 per share and through April 30, 2025, the closing price per share of our common stock on Nasdaq has ranged from $6.43 to $25.68. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	volatility in our operating results or the failure of our operating results to meet the expectations of investors or securities analysts;
●	the success of existing or new competitive product candidates or technologies;
●	the timing and results of preclinical and clinical studies for any product candidates that we may develop;

●	failure or discontinuation of any of our product development and research programs;
●	our failure to commercialize our product candidates;
●	the success of the development of companion diagnostics, if required, for use with our product candidates;
●	results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
●	commencement or termination of collaborations for our product development and research programs;
●	regulatory or legal developments in the U.S. and other countries;
●	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our research programs or product candidates that we may develop;
●	the results of our efforts to develop additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
●	announcement or expectation of additional financing efforts;
●	sales or perceived potential sales of our common stock by us, our insiders or other stockholders;
●	expiration of market stand-off or lock-up agreements;
●	any changes to our relationship with manufacturers, suppliers, collaborators or other strategic partners;
●	manufacturing or supply shortages;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	press reports, whether or not true, about our business;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	changes in the structure of healthcare payment systems;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	announcement or expectation of additional financing efforts;
●	the inability to obtain additional funding;
●	market conditions in the pharmaceutical and biotechnology sectors;

●	general global economic, industry, political and market conditions, such as changing trade policies, military conflict or war, inflation and financial institution instability, or pandemic or epidemic disease outbreaks, many of which are beyond our control; and
●	the other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report, including those which are outside of our control.

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

A significant portion of our total outstanding shares may be sold into the market, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of April 30, 2025, we had 41,834,182 shares of common stock outstanding. Of these shares, 15,220,588 shares sold in our IPO may be resold in the public market immediately, unless held by our affiliates. The remaining shares are currently restricted under securities laws or other agreements, subject in some cases to applicable volume limitations under Rule 144.

Additionally, holders of an aggregate of 26,557,087 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit other stockholders’ ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers and greater than 5% stockholders and their affiliates, in the aggregate, beneficially own shares representing approximately 56% of our outstanding common stock as of March 31, 2025. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which other stockholders may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, high interest rates, the impact of increased tariffs and trade policy, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability (for example, related to the ongoing Russia-Ukraine conflict). The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. There can be no assurance that further deterioration in economic or market conditions will not occur, or how long these challenges will persist. If the current equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we have incurred, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Securities Act, the Exchange Act, Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will continue to need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations have, and we expect them to continue to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements in the future. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Securities class action litigation imposes costs on our business.

Securities class action litigation often is instituted against issuers following periods of volatility or declines in the market prices of an issuer’s securities. As an example, in April 2025, a putative securities class action was filed against us and certain of our directors and officers, as well as the underwriters in our IPO.  The action, purportedly brought on behalf of a putative class of purchasers of our common stock in, or traceable to, our IPO, asserts claims under Sections 11, 12, and 15 of the Securities Act of 1933, as amended. The action seeks compensatory damages, attorneys’ fees and costs, and any other relief that the court determines is just and proper. Often multiple plaintiffs’ attorneys file similar complaints and, at a future point, a consolidated amended complaint is filed. We do not anticipate providing updates for similar complaints or developments in this litigation, absent a legal obligation. Securities litigation results in costs and diversion of management’s time and attention. The underwriting agreement from our IPO contemplates that we cover certain litigation expenses incurred by the underwriters in connection with the suit referenced above. Costs we incur addressing securities litigation harm our business, operating results, and financial condition, potentially with significant impact. Securities litigation also often raises the cost of directors’ and officers’ liability insurance. We factor those costs into the policy limits and scope of coverage we obtain, with those costs a key factor in determining the extent to which we rely on our balance sheet, rather than insurance, to cover defense costs, any settlement amounts, or any damages awarded to plaintiffs in litigation.

Changes in tax rates, the adoption of new tax legislation or other exposure to tax liabilities, could harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds from Public Offering of Common Stock

On September 16, 2024, the Company’s registration statement on Form S-1 (File No.333-281713)  (the “IPO Prospectus”) relating to our IPO became effective.

There has been no material change in the planned use of proceeds from our IPO from that described in the IPO Prospectus.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 15, 2025

ZENAS BIOPHARMA, INC.

By:	/s/ Leon O. Moulder, Jr.
Name:	Leon O. Moulder, Jr.
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Fox
Name:	Jennifer Fox
Title:	Chief Business Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)