Form 10-Q
period 2025-06-30
Zenas BioPharma, Inc.
filed 2025-08-12
CIK 1953926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, there were 42,110,313 of the registrant’s common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

●	the commercial opportunities stemming from the development of obexelimab for multiple immunology and inflammation (“I&I”) diseases;
●	our ability to develop and, if approved, ultimately commercialize obexelimab and, with partners, our other programs;
●	our ability to obtain or maintain orphan drug designation for certain of our product candidates;
●	the initiation, timing, progress, results, and cost of our development programs, and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of our clinical trials, and the period during which the results of the trials will become available;
●	the success, cost and timing of our clinical development of our product candidates;
●	our ability to establish clinical differentiation of our product candidates;
●	our ability to develop product candidates that have broad therapeutic potential;
●	our ability to utilize our business development strategy and expertise to build a balanced portfolio;
●	our ability to identify collaborations and strategic partnerships to maximize the value of our portfolio;
●	our ability to build our operational and commercial capabilities for supplying and marketing our products, if approved, in key markets;
●	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	the trading volume of our common stock;
●	an inability to obtain additional funding;
●	our ability to initiate, recruit and enroll patients in and conduct our clinical trials at the pace that we project;
●	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations or warnings in the label of any of our product candidates, if approved;
●	our reliance on third parties to manufacture drug substance and drug product for use in our clinical trials;
●	our ability to retain and recruit key personnel;
●	our ability to obtain and maintain adequate intellectual property rights;

●	our expectations regarding government and third-party payor coverage and reimbursement;
●	the impact of current and future healthcare reforms, including those affecting the delivery of or payment for healthcare products and services;
●	our expectations regarding federal, state and foreign regulatory requirements;
●	our estimates of our expenses, ongoing losses, capital requirements and our needs for or ability to obtain additional financing;
●	our existing cash and the sufficiency of our existing cash and proceeds from future capital-raising efforts, if any, to fund our future operating expenses and capital expenditure requirements;
●	the potential benefits of strategic collaboration agreements;
●	our ability to enter into strategic collaborations or arrangements, including potential business development opportunities and potential licensing partnerships, and our ability to attract collaborators with development, regulatory and commercialization expertise;
●	sales of our stock by us, our insiders or our stockholders;
●	our expectations regarding the time during which we will be an emerging growth company and smaller reporting company under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”);
●	general economic, industry, geopolitical and market conditions, such as military conflict or war, inflation and financial institution instability, tariffs and other trade measures, or pandemic or epidemic disease outbreaks, many of which are beyond our control;
●	additions or departures of senior management, directors or key personnel;
●	our financial performance;
●	developments and projections relating to our competitors or our industry; and
●	other risks and uncertainties, including those included in the section titled “Risk Factors.”

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Zenas BioPharma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$44,006	$319,742
Short-term investments	229,273	31,024
Restricted cash	—	90
Prepaid expenses and other current assets	5,324	5,067
Total current assets	278,603	355,923
Property and equipment, net	61	185
Operating lease right-of-use assets, net	1,010	1,004
Long-term investments	1,614	—
Other non-current assets	11,797	12,856
Total assets	$293,085	$369,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,931	$17,136
Accrued expenses	44,520	39,371
Operating lease liabilities, current	793	785
Total current liabilities	53,244	57,292
Operating lease liabilities, non-current	215	218
Total liabilities	53,459	57,510
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 25,000,000 shares authorized and no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 per share; 175,000,000 shares authorized; 42,088,697 and 41,793,412 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	712,903	699,651
Accumulated other comprehensive (loss) income	(94)	194
Accumulated deficit	(473,187)	(387,391)
Total stockholders’ equity	239,626	312,458
Total liabilities and stockholders’ equity	$293,085	$369,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
License and collaboration revenue	$—	$—	$10,000	$—
Total revenue	—	—	10,000	—
Operating expenses:
Research and development	43,027	33,807	77,942	56,452
General and administrative	12,136	5,895	24,551	10,828
Total operating expenses	55,163	39,702	102,493	67,280
Loss from operations	(55,163)	(39,702)	(92,493)	(67,280)
Other income (expense), net:
Fair value adjustments to convertible notes	—	(152)	—	(846)
Other income, net	2,960	1,877	6,512	2,349
Total other income (expense), net	2,960	1,725	6,512	1,503
Loss before income taxes	(52,203)	(37,977)	(85,981)	(65,777)
Income tax (provision) benefit	(20)	—	185	—
Net loss to common stockholders	$(52,223)	$(37,977)	$(85,796)	$(65,777)
Net loss per share attributable to common stockholders - basic and diluted	$(1.25)	$(24.23)	$(2.05)	$(42.15)
Weighted-average common stock outstanding - basic and diluted	41,865,400	1,567,269	41,833,279	1,560,661
Comprehensive loss:
Net loss to common stockholders	$(52,223)	$(37,977)	$(85,796)	$(65,777)
Other comprehensive income (loss):
Unrealized gain on investments	30	—	42	—
Foreign currency translation adjustment	(265)	30	(330)	67
Comprehensive loss	$(52,458)	$(37,947)	$(86,084)	$(65,710)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2024	41,793,412	$4	$699,651	$194	$(387,391)	$312,458
Exercises of common stock options	28,475	—	99	—	—	99
Stock-based compensation expense	—	—	5,386	—	—	5,386
Unrealized gain on investments	—	—	—	12	—	12
Foreign currency translation adjustment	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(33,573)	(33,573)
Balance as of March 31, 2025	41,821,887	$4	$705,136	$141	$(420,964)	$284,317
Exercises of common stock options	266,810	—	1,722	—	—	1,722
Stock-based compensation expense	—	—	6,045	—	—	6,045
Unrealized gain on investments	—	—	—	30	—	30
Foreign currency translation adjustment	—	—	—	(265)	—	(265)
Net loss	—	—	—	—	(52,223)	(52,223)
Balance as of June 30, 2025	42,088,697	$4	$712,903	$(94)	$(473,187)	$239,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Convertible Preferred Stock
	Seed Series		Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2023	1,785,714	$956	17,589,380	$55,840	81,242,587	$193,290	—	$—	1,576,854	$—	$4,645	$37	$(230,403)	$(225,721)
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	—	—	(21,172)	—	—	—	—	—
Exercises of common stock options	—	—	—	—	—	—	—	—	7,035	—	42	—	—	42
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	947	—	—	947
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(27,800)	(27,800)
Balance as of March 31, 2024	1,785,714	$956	17,589,380	$55,840	81,242,587	$193,290	—	$—	1,562,717	$—	$5,634	$74	$(258,203)	$(252,495)
Issuance of Series C convertible preferred stock, net of $619 issuance cost	—	—	—	—	—	—	116,275,239	199,526	—	—	—	—	—	—
Exercises of common stock options	—	—	—	—	—	—	—	—	15,655	—	124	—	—	124
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,536	—	—	1,536
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(37,977)	(37,977)
Balance as of June 30, 2024	1,785,714	$956	17,589,380	$55,840	81,242,587	$193,290	116,275,239	$199,526	1,578,372	$—	$7,294	$104	$(296,180)	$(288,782)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(85,796)	$(65,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	35	68
Loss on disposal of property and equipment	107	—
Net amortization of premiums and accretion of discounts on investments	(1,317)	—
Stock-based compensation expense	11,431	2,483
Change in fair value of convertible notes	—	846
Non-cash lease expense	446	298
Changes in operating assets and liabilities:
Prepaid expenses and other assets	802	(1,315)
Accounts payable	(9,205)	2,927
Accrued expenses	5,149	10,184
Operating lease liabilities	(446)	(305)
Other current liabilities	—	530
Net cash used in operating activities	(78,794)	(50,061)
Cash flows from investing activities:
Purchases of property and equipment	(18)	(57)
Purchases of investments	(225,667)	—
Proceeds from sales and maturities of investments	27,120	—
Net cash used in investing activities	(198,565)	(57)
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	178,381
Payment of initial public offering costs	—	(1,422)
Proceeds from exercise of stock options	1,821	166
Net cash provided by financing activities	1,821	177,125
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(288)	68
Net (decrease) increase in cash, cash equivalents and restricted cash	(275,826)	127,075
Cash, cash equivalents and restricted cash at beginning of period	319,832	56,943
Cash, cash equivalents and restricted cash at end of period	$44,006	$184,018

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained under operating lease arrangements	$445	$—
Conversion of BMS Note into Series C convertible preferred stock	$—	$21,146
Deferred offering costs in accounts payable and accrued expenses	$—	$2,268

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$44,006	$183,930
Restricted cash	—	88
Total cash, cash equivalents and restricted cash	$44,006	$184,018

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

The Company has incurred operating losses and negative cash flows, since its inception, including net losses of $52.2 million and $38.0 million for the three months ended June 30, 2025 and 2024, respectively, and $85.8 million and $65.8 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had an accumulated deficit of $473.2 million. Management expects operating losses and negative operating cash flows to continue for the foreseeable future.

The Company expects that its existing cash, cash equivalents and investments of $274.9 million as of June 30, 2025, will be sufficient to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2026, which is more than twelve months from the filing of these financial statements. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. The Company will need additional financing to support its continuing operations and to pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of private or public equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions and licensing agreements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed could have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025, and the results of operations and its cash flows for the three and six months ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as filed with the SEC, on March 11, 2025.

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

3.Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	As of June 30, 2025
Description	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Cash	$31,318	$31,318	$—	$—
Money market funds	12,688	12,688	—	—
Short-term investments:
Commercial paper	6,265	—	6,265	—
Corporate debt securities	48,161	—	48,161	—
Government securities	174,847	174,847	—	—
Long-term investments:
Corporate debt securities	1,614	—	1,614	—
Total assets	$274,893	$218,853	$56,040	$—

	As of December 31, 2024
Description	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Cash	$19,070	$19,070	$—	$—
Money market funds	300,672	300,672	—	—
Short-term investments:
Commercial paper	3,315	—	3,315	—
Corporate debt securities	8,601	—	8,601	—
Government securities	19,108	19,108	—	—
Total assets	$350,766	$338,850	$11,916	$—

There have been no material impairments of our assets measured and carried at fair value as of June 30, 2025 and December 31, 2024. In addition, there have been no changes in valuation techniques as of June 30, 2025 and December 31, 2024. The fair value of Level 1 instruments classified as money market funds and government securities are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as short-term investments was determined using other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date and fair value is determined using models or other valuation methodologies.  During the six months ended June 30, 2025 and year ended December 31, 2024, there were no transfers between levels.

The short and long-term investments are classified as available-for-sales securities. As of June 30, 2025, the remaining contractual maturities of the available-for-sales securities were 1 to 15 months, the balance in the Company’s accumulated other comprehensive income was comprised of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2025 and 2024. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same period. The Company had a limited number of available-for-sale securities in insignificant loss positions as of June 30, 2025, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of amortized cost for the investment maturity.

The following table summarizes the available-for-sale securities (in thousands):

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Commercial paper	$6,263	$3	$(1)	$6,265
Corporate debt securities	49,767	16	(8)	49,775
Government securities	174,930	2	(85)	174,847
Total	$230,960	$21	$(94)	$230,887

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Commercial paper	$3,311	$4	$—	$3,315
Corporate debt securities	8,589	12	—	8,601
Government securities	19,093	17	(2)	19,108
Total	$30,993	$33	$(2)	$31,024

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above.

4.Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Clinical trial deposits	$11,707	$12,639
Other	90	217
Total other assets	$11,797	$12,856

5.Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
External research, development and manufacturing expenses	$36,938	$29,338
Employee compensation and benefits	6,048	8,308
Professional and consultant fees	1,026	1,265
Income taxes payable	—	211
Other	508	249
Total accrued expenses	$44,520	$39,371

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

The minimum lease payments under the Company’s operating leases are expected to be as follows (in thousands):

Fiscal Year	Amount
2025 (remaining six months)	$467
2026	455
2027	137
Thereafter	—
Total future minimum lease payments	1,059
Less: imputed interest	(51)
Total operating lease liabilities	$1,008

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

As of  June 30, 2025 and 2024, the Company recorded $1.3 million and $1.2 million, respectively, as a receivable included in prepaid expenses and other current assets. The Company recorded $1.3 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively, as a reduction to research and development expense for global development costs to be reimbursed by BMS. The Company recorded $3.0 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively, as a reduction of research and development expense for global development costs to be reimbursed by BMS. The Company did not recognize revenue related to the BMS Agreement during the three and six months ended June 30, 2025 and 2024.

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

Pursuant to the Tenacia Agreement, Tenacia paid the Company a one-time non-refundable upfront cash payment of $5.0 million, which was recognized as revenue in the fourth quarter of 2024. The Company is entitled to receive further development, regulatory and sales milestones from Tenacia of up to approximately $86.0 million if certain milestones are successfully achieved. The Company did not recognize revenue related to the Tenacia Agreement during the six months ended June 30, 2025 and 2024.

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

As of June 30, 2025, no milestones were achieved or deemed probable of achievement.

8.License Agreements

License Agreements with Xencor, Inc.

2020 Xencor Agreement

In September 2020, the Company entered into a license agreement (the “2020 Xencor Agreement”) with Xencor, Inc. (“Xencor”), under which the Company is required to pay Xencor tiered royalties on annual net sales of successfully commercialized products, including ZB002 and ZB004. The royalty percentage rates vary by geographic areas as defined in the 2020 Xencor Agreement and range from the mid-single digits to mid-teens. The Company is also obligated to reimburse Xencor for third-party costs incurred for certain patent filings, prosecution and maintenance as further specified in the 2020 Xencor Agreement. During the six months ended June 30, 2025 and 2024, the Company incurred no such reimbursable costs.

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

For the six months ended June 30, 2025 and 2024, the Company recorded no reimbursable patent-related costs.

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

During the three and six months ended June 30, 2025, the Company recognized no expense related to Viridian contract manufacturing organization (“CMO”) costs. During the three and six months ended June 30, 2024, the Company recognized $0.1 million in expense related to Viridian CMO costs. Viridian has agreed to reimburse the Company for certain services the Company performs on Viridian’s behalf, with reimbursements being recorded as a reduction in research and development expenses. During the three and six months ended June 30, 2025, the Company recorded an immaterial amount and $0.2 million in reimbursable expenses, respectively. During the three and six months ended June 30, 2024, the Company recorded $1.0 million in reimbursable expenses. Additionally, during the six months ended June 30, 2025 and 2024, no milestones were achieved.

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

The Company had reserved the following shares of common stock for the potential conversion of outstanding stock options:

	June 30, 2025	December 31, 2024
Options to purchase common stock	10,615,469	8,706,197
Remaining shares reserved for future issuance	495,412	359,399
RSUs	511,100	—
Employee stock purchase plan	815,890	397,956
Total	12,437,871	9,463,552

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

The number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025 through January 1, 2034, by the number of shares equal to the lesser of (i) five percent of the aggregate number of shares of common stock outstanding as of such date, and (ii) a number of shares as may be determined by the Board on or prior to such date. In January 2025, the number of shares of common stock available for issuance under the Company’s 2024 Plan, was increased by 2,089,670 shares of common stock due to the automatic annual provision to increase shares of common stock available under the 2024 Plan. As of June 30, 2025, 495,412 shares of common stock were available for issuance under the 2024 Plan.

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

From time to time, the Company grants equity awards to newly hired employees as an inducement to enter into employment with the Company. The grants constitute "employment inducement grants" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and are issued outside of the 2024 Plan. The inducement grants include non-statutory stock options to purchase shares of the Company's common stock. The inducement grants have terms and conditions consistent with those set forth under the 2024 Plan and vest under the same respective vesting schedules as stock option awards granted under the 2024 Plan. The inducement grants are included in the stock option award tables below. As of June 30, 2025, the Company granted 762,000 non-statutory stock options as inducement grants. No inducement grants were awarded during 2024.

The following table presents a summary of the Company’s stock option activity and related information:

	Number of Shares	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2024	8,706,197	$13.21		$2,104
Granted	2,593,600	$10.66
Exercised	(295,285)	$6.17		$1,112
Forfeited or cancelled	(389,043)	$12.28
Outstanding - June 30, 2025	10,615,469	$12.81	8.98	$3,509
Options vested and exercisable as of June 30, 2025	1,633,000	$8.95	7.55	$2,063
Options vested and expected to vest as of June 30, 2025	10,615,469	$12.81	8.98	$3,509

The aggregate intrinsic value of the stock options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those stock options that had an exercise price lower than the fair value of the Company’s common stock as of the measurement date of June 30, 2025.

Restricted Stock Units

The Company granted to certain employees restricted stock units (“RSUs”) that are subject to time-based vesting conditions, that vest equally over four years, assuming continued employment. RSUs with time-based vesting conditions are valued on the grant date using the grant date market value price of the underlying shares of the Company’s common stock. The Company did not grant any RSU’s in 2024. The following table summarizes the Company’s RSU activity:

	Number of Shares	Weighted - Average Grant Date Fair Value
Unvested as of December 31, 2024	—	$—
Granted	511,100	$11.94
Vested	—	$—
Forfeited	—	$—
Unvested as of June 30, 2025	511,100	$11.94

No RSUs vested during the current or prior year periods.

As of June 30, 2025, there was $88.1 million of unrecognized stock-based compensation related to unvested stock options, granted RSU’s and ESPP, which is expected to be recognized over a weighted-average period of 3.19 years.

The Company recognized stock-based compensation expense related to the issuance of equity awards to employees and directors in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,113	$711	$3,694	$1,120
General and administrative	3,932	825	7,737	1,363
Total stock-based compensation expense	$6,045	$1,536	$11,431	$2,483

Employee Stock Purchase Plan

On September 3, 2024, the Board adopted the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The number of shares of common stock available under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2025 through January 1, 2034, by the number of shares equal to the lesser of (i) one percent of the aggregate number of shares of common stock outstanding as of such date, and (ii) a number of shares as may be determined by the Board on or prior to such date, up to a maximum of 1,000,000 shares in the aggregate per year. On January 1, 2025, the number of shares of common stock authorized for issuance under the ESPP increased automatically by 417,934 shares and as of June 30, 2025, a total of 815,890 shares were available for future issuance under the ESPP. There were no shares issued under the ESPP during the six months ended June 30, 2025.

11.Net Loss Per Share

The Company’s potentially dilutive securities, which include convertible preferred stock, restricted stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of June 30, 2025 and 2024 because including them would have had an anti-dilutive effect:

	June 30,
	2025	2024
Convertible preferred stock	—	24,978,715
Unvested restricted stock units	511,100	—
Unvested restricted stock	—	1,507
Options to purchase common stock	10,615,469	4,270,097

12.Commitments and Contingencies

Operating Leases

The Company has entered into arrangements for leases of office space; see Note 6, Leases, for details.

License Agreements

The Company entered into license agreements under which it is obligated to make fixed and contingent payments; see Note 8, License Agreements, for details.

Other Contracts

The Company has entered into agreements with certain vendors for the provision of services that the Company is not contractually able to terminate for convenience and thereby avoid any and all future obligations to the vendors. Under such agreements, the Company is contractually obligated to make certain minimum payments to the vendors, with the exact amounts in the event of termination to be based on the timing of the termination and the exact terms of the agreement. As of June 30, 2025, our total non-cancellable clinical manufacturing contract payment obligations are $20.6 million of which the full obligation is payable within 12 months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025.

Litigation and Other Proceedings

The Company may periodically become subject to legal proceedings and claims arising in the ordinary course of business. As of June 30, 2025, the Company was not subject to any material legal proceedings which would reasonably be expected to have a material adverse effect on the Company’s financial results.

13.Related Party Transactions

Xencor, Inc.

The Company has obtained exclusive, worldwide licenses from Xencor to research, develop, manufacture, market and sell three antibody product candidates pursuant to two license agreements. The Company has concluded that Xencor is a related party, due to the issuance of convertible preferred stock in December 2020 and April 2023. In connection with the completion of the IPO, in September 2024, all outstanding shares of preferred stock converted into shares of common stock. As of June 30, 2025, Xencor held less than 10% of shares of the Company’s outstanding common stock.

Viridian Therapeutics, Inc.

The Company has obtained a license from Viridian to research, develop, manufacture, market and sell an antibody product candidate in China. The Company has concluded that Viridian is a related party because although Fairmount Funds Management LLC owns less than 10% of shares of the Company’s outstanding common stock, they have a seat on the Board and are also a 10% or greater stockholder of Viridian and have two seats on Viridian’s board of directors. As initial consideration for this license, the Company issued 38,707 shares of its common stock to Viridian during the year ended December 31, 2020. As of June 30, 2025, Viridian held 0.1% of shares of the Company’s outstanding common stock.

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

14.Segment Information

The Company manages its operations on a consolidated basis as a single reportable segment focused on the research and development of precision immunology-based therapies. The accounting policies of the single reportable segment are identical to those described in Note 2, Summary of Significant Accounting Policies. When evaluating the Company’s financial performance, the Company’s chief operating decision-maker (the “CODM”), its Chief Executive Officer regularly reviews consolidated net loss, total expense and direct expenses by program and compared to budget. The CODM allocates resources based on the Company’s available cash resources, forecasted expenditures on a consolidated basis, as well as an assessment of the probability of success of its research and development activities on a program basis. Segment asset information regularly provided to the CODM is consistent with that reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and investment balances. Revenue is primarily attributed to individual countries based on the entity owning the license. During the three months ended June 30, 2025, the Company did not recognize revenue and for six months ended June 30, 2025, $10.0 million was recognized as revenue which was attributed to Zenas HK. The Company did not recognize revenue during the three or six months ended June 30, 2024.

The following table presents certain financial data for the Company’s reportable segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenue	$-	$-	$10,000	$-
Less:
Direct research and development expenses:[1]
Obexelimab	29,894	22,788	53,254	35,082
Other programs (ZB002 & ZB004)	400	572	736	1,466
Partnered regional programs (ZB001 & ZB005)	(137)	2,435	(37)	4,023
Unallocated research and development[2]	10,757	7,301	20,295	14,760
General and administrative[3]	8,204	5,070	16,814	9,466
Stock-based compensation	6,045	1,536	11,431	2,483
Other segment items[4]	(2,940)	(1,725)	(6,697)	(1,503)
Segment net loss	$(52,223)	$(37,977)	$(85,796)	$(65,777)

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

We are developing obexelimab as a potential I&I franchise for patients in several autoimmune diseases, representing substantial commercial opportunities individually and in the aggregate. The first three indications we are pursuing include IgG4-RD through an ongoing registration-directed Phase 3 trial (the “INDIGO” trial), and relapsing multiple sclerosis (“RMS”) (the “MoonStone” trial) and systemic lupus erythematosus (“SLE”) (the “SunStone” trial) through ongoing Phase 2, double-blind, randomized, placebo-controlled trials. In the fourth quarter of 2024, we completed the target enrollment of the INDIGO trial and expect to report topline results from the INDIGO trial around year-end 2025.  In the second quarter of 2025, we completed enrollment of the MoonStone trial and expect to report results from the MoonStone trial, including the 12-week primary endpoint results, early in the fourth quarter of 2025. We expect to complete enrollment in the SunStone trial by year-end 2025 and to report topline results from the SunStone trial in mid-2026.

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

Since inception, our operations have focused on research and development activities with respect to our product candidates as described above, as well as raising capital, business planning, organizing and staffing our company, establishing our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. Through June 30, 2025, we have financed our operations primarily with the proceeds from the issuance of convertible preferred stock, our convertible notes, payments received under our license and collaboration agreements and from the sale of common stock in our IPO completed in September 2024.

We have incurred significant operating losses and negative cash flows since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses for the three and six months ended June 30, 2025 and 2024, were $52.2 million and $38.0 million, respectively. As of June 30, 2025, we had an accumulated deficit of $473.2 million. We expect to continue to incur significant and increasing losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2025, we had $274.9 million in cash, cash equivalents and investments. We believe that our cash, cash equivalents and investments as of June 30, 2025 will be sufficient to fund our operations and capital expenditure requirements into the fourth quarter of 2026. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. See section titled “Liquidity and Capital Resources”.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
Revenue:
License and collaboration revenue	$—	$—	$—
Total revenue	—	—	—
Operating expenses:
Research and development	$43,027	$33,807	$9,220
General and administrative	12,136	5,895	6,241
Total operating expenses	55,163	39,702	15,461
Loss from operations	(55,163)	(39,702)	(15,461)
Other income (expense), net:
Fair value adjustments to convertible notes	—	(152)	152
Other income, net	2,960	1,877	1,083
Total other income (expense), net	2,960	1,725	1,235
Loss before income taxes	(52,203)	(37,977)	(14,226)
Income tax benefit	(20)	—	(20)
Net loss	$(52,223)	$(37,977)	$(14,246)

Revenue

We did not recognize any license and collaboration revenue for the three months ended June 30, 2025 and 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
Direct research and development expenses by program:
Obexelimab	$29,894	$22,788	$7,106
Other programs (ZB002 & ZB004)	400	572	(172)
Partnered regional programs (ZB001 & ZB005)	(137)	2,435	(2,572)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	12,303	7,597	4,706
Other expenses	567	415	152
Total research and development expenses	$43,027	$33,807	$9,220

Research and development expenses were $43.0 million for the three months ended June 30, 2025, compared to $33.8 million for the three months ended June 30, 2024. The increase of $9.2 million was primarily attributable to the following:

●	a $7.1 million increase in costs related to the development of obexelimab, our lead product candidate, driven by a $5.5 million increase in manufacturing costs for clinical trial materials and a $1.0 million increase in clinical trial costs;

●	a $2.6 million decrease in costs related to our partnered regional programs, including a $1.8 million decrease related to ZB005 and an $0.8 million decrease related to ZB001, as a result of transitioning these programs to Tenacia and Zai Lab, respectively; and

●	a $4.7 million increase in personnel costs, including a $3.1 million increase in salary and benefit related expense, primarily due to an increase in headcount, a $1.4 million increase in stock-based compensation expense, and a $0.2 million increase in external contractor expenses and other personnel costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
Personnel related expenses (including stock-based compensation)	$8,107	$3,205	$4,902
Legal and professional fees	2,073	1,645	428
Facilities	803	543	260
Other expenses	1,153	502	651
Total general and administrative expenses	$12,136	$5,895	$6,241

General and administrative expenses were $12.1 million for the three months ended June 30, 2025, compared to $5.9 million for the three months ended June 30, 2024. The increase of $6.2 million was primarily attributable to the following:

•

a $4.9 million increase in personnel costs, including a $3.1 million increase in stock-based compensation expense, and a $1.8 million increase in salary and benefit related expenses, primarily due to an increase in headcount associated with pre-commercialization activities.

•	a $0.4 million increase in professional fees, including legal, audit and tax expenses, primarily attributable to operating as a public company; and
•	a $0.9 million increase in facilities and other expenses, primarily attributable to facility, insurance and other variable costs related to operating as a public company.

Total Other Income (Expense), Net

Total other income (expense), net was $3.0 million for the three months ended June 30, 2025, and was primarily due to an increase in interest income and an increase in average balance of investments.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
Revenue:
License and collaboration revenue	$10,000	$—	$10,000
Total revenue	10,000	—	10,000
Operating expenses:
Research and development	$77,942	$56,452	$21,490
General and administrative	24,551	10,828	13,723
Total operating expenses	102,493	67,280	35,213
Loss from operations	(92,493)	(67,280)	(25,213)
Other income (expense), net:
Fair value adjustments to convertible notes	—	(846)	846
Other income, net	6,512	2,349	4,163
Total other income (expense), net	6,512	1,503	5,009
Loss before income taxes	(85,981)	(65,777)	(20,204)
Income tax benefit	185	—	185
Net loss	$(85,796)	$(65,777)	$(20,019)

Revenue

For the six months ended June 30, 2025, revenue increased $10.0 million, compared to the same period in 2024. The increase is related to the one-time non-refundable upfront cash payment under the Zai License Agreement that was recognized upon delivery of the license and related technology transfer. We did not recognize any license and collaboration revenue during the six months ended June 30, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
Direct research and development expenses by program:
Obexelimab	$53,254	$35,082	$18,172
Other programs (ZB002 & ZB004)	736	1,466	(730)
Partnered regional programs (ZB001 & ZB005)	(37)	4,023	(4,060)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	23,081	15,160	7,921
Other expenses	908	721	187
Total research and development expenses	$77,942	$56,452	$21,490

Research and development expenses were $78.0 million for the six months ended June 30, 2025, compared to $56.5 million for the six months ended June 30, 2024. The increase of $21.5 million was primarily attributable to the following:

●	a $18.2 million increase in costs related to the development of obexelimab, our lead product candidate, driven by a $9.2 million increase in manufacturing costs for clinical trial materials and an $8.4 million increase in clinical trial costs;

●	a $4.1 million decrease in costs related to our partnered regional programs, including a $2.8 million decrease related to ZB005 and a $1.3 million decrease related ZB001, as a result of transitioning these programs to Tenacia and Zai Lab, respectively; and
●	a $7.9 million increase in personnel costs, including a $5.0 million increase in salary and benefit related expenses, primarily due to an increase in headcount, a $2.6 million increase in stock-based compensation expense, and a $0.3 million increase in external contractor expenses and other personnel costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
Personnel related expenses (including stock-based compensation)	$16,456	$6,094	$10,362
Legal and professional fees	4,226	2,820	1,406
Facilities	1,705	1,050	655
Other expenses	2,164	864	1,300
Total general and administrative expenses	$24,551	$10,828	$13,723

General and administrative expenses were $24.6 million for the six months ended June 30, 2025, compared to $10.8 million for the six months ended June 30, 2024. The increase of $13.7 million was primarily attributable to the following:

•

a $10.4 million increase in personnel costs, including a $6.4 million increase in stock-based compensation expense, a $3.6 million increase in salary and benefit related expense, primarily due to an increase in headcount associated with pre-commercialization activities, a $0.6 million increase in recruiting expense and a $0.2 million decrease in contractor-related expenses;

•	a $1.4 million increase in professional fees, including legal, audit and tax expenses, primarily attributable to operating as a public company; and
•	a $2.0 million increase in facilities and other expenses, primarily attributable to facility, insurance and other variable costs related to operating as a public company.

Total Other Income (Expense), Net

Total other income (expense), net was $6.5 million for the six months ended June 30, 2025, and was primarily due to an increase in interest income and an increase in average balance of investments.

Liquidity and Capital Resources

Overview

We have incurred significant operating losses since inception. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. As of June 30, 2025, we had $274.9 million in cash, cash equivalents, and investments and we had an accumulated deficit of $473.2 million. Through June 30, 2025, we have funded our operations primarily with gross proceeds of $358.0 million through the sale and issuance of our preferred stock, our convertible notes, as well as $65.0 million through our BMS Agreement, Tenacia Agreement and Zai Agreement, and from the sale of common stock in our IPO for which we received $234.3 million in net proceeds, after deducting underwriting discounts, commissions and other offering expenses.

Future Funding Requirements:

We believe that our available cash, cash equivalents and investments, as of June 30, 2025, are sufficient to fund our operations and capital expenditure requirements for at least the next 12 months from the filing of this Quarterly Report. We estimate that our existing cash, cash equivalents and investments will be sufficient to fund our projected operations and capital expenditure requirements into the fourth quarter of 2026. Our primary uses of capital are, and we expect to continue to be, compensation and related expenses, third-party clinical research and development services, manufacturing costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(78,794)	$(50,061)
Net cash used in investing activities	(198,565)	(57)
Net cash provided by financing activities	1,821	177,125
Effect of exchange rate changes on cash and restricted cash	(288)	68
Net (decrease) increase in cash, cash equivalents and restricted cash	$(275,826)	$127,075

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $78.8 million, and was primarily due to our net loss of $85.8 million and a decrease of $9.2 million in accounts payable and a decrease of $0.8 million decrease in prepaid expenses and other assets, partially offset by $11.4 million of stock-based compensation expense and a $5.1 million increase in accrued expenses. The net increase in accrued expenses was primarily due to an increase in clinical study expenses, while the decrease in accounts payable and prepaid expenses and other assets was primarily due to the timing of vendor payments.

Net cash used in operating activities for the six months ended June 30, 2024 was $50.1 million, and was primarily due to our net loss of $65.8 million, and a $1.3 million decrease in prepaid expenses and other assets, partially offset by a $2.9 million increase in accounts payable, a $0.5 million increase in other current liabilities, a $10.2 million increase in accrued expenses, a $0.8 million increase in the fair value of our BMS Note liability and $2.5 million of stock-based compensation expense. The increase in accrued expenses and accounts payable was primarily attributable to an increase in research and development expenses, while the decrease in prepaid expenses and other assets was primarily due to the timing of vendor payments.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $198.6 million and consisted primarily of purchases of investments of $225.7 million, offset by proceeds from sales and maturities of investments of $27.1 million.

Net cash used in investing activities for the six months ended June 30, 2024 was $0.1 million and consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $1.8 million, resulting from $1.8 million of proceeds received from the exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2024 was $177.1 million, resulting from $178.4 million in proceeds received from the issuance and sale of shares of our Series C Preferred Stock, net of issuance costs, and $0.2 million of proceeds received from the exercise of stock options, partially offset by a $1.4 million payment of offering costs.

Material Cash Requirements for Known Contractual and Other Obligations

During the three months ended June 30, 2025, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. As of June 30, 2025, we had cash, cash equivalents and investments of $274.9 million.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar (“USD”). Our functional currency for Zenas BioPharma (HK) Limited, our wholly owned subsidiary in Hong Kong, is the USD, and our functional currency for Shanghai Zenas Biotechnology Co. Limited, our wholly-owned subsidiary in China, is the Chinese Yuan. Our functional currency for Zenas BioPharma GmbH, our wholly-owned subsidiary in Switzerland, is the Swiss Franc. The functional currency of our wholly-owned U.S. subsidiaries, Zenas BioPharma (USA) LLC and Zenas BioPharma Securities Corp., is the USD. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss as incurred. Realized foreign currency transaction gains (losses) were immaterial for the three and six months ended June 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred, and will continue to incur, significant expenses related to the clinical development of our product candidates and ongoing operations. Our net losses for the three months ended June 30, 2025 and 2024, were $52.2 million and $38.0 million, respectively, and $85.8 million and $65.8 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $473.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance the development of our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate that our expenses increase and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and our working capital.

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

As of June 30, 2025, we had $274.9 million in cash, cash equivalents and investments. Based upon our current operating plan, we believe that our cash, cash equivalents and investments as of June 30, 2025, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect to attempt to raise additional cash in advance of exhausting our available capital resources.

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

Unacceptable, undesirable or clinically unmanageable side effects, caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. We have observed certain adverse events (“AEs”) and serious adverse events (“SAEs”) in our clinical trials of obexelimab administered through IV infusion.

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

Because we have limited financial and managerial resources, we focus our development efforts on certain selected product candidates in certain selected indications. For example, we are initially focused on our lead product candidate, obexelimab, for the treatment of IgG4-RD, MS and SLE. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications for our existing product candidates that later prove to have greater commercial potential. Additionally, negative clinical trial results with respect to one indication of a product candidate may impact the potential or perception of other indications of the product candidate. Our resource allocation decisions may result in our failure to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Scaling up a biopharmaceutical manufacturing process is a difficult and uncertain task and involves additional risks, including cost overruns, process scale-up, process reproducibility, stability issues, compliance with cGMPs, lot consistency and timely availability of sufficient quantity of raw materials. Even if we obtain regulatory approval for any of our product candidates, manufacturers may not be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our third-party manufacturers are unable, or decide not, to adequately validate or scale-up the manufacturing process at our current manufacturers’ facilities, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy. If our manufacturers are unable to produce sufficient quantities of drug substance and/or drug product for clinical trials or for commercialization, we will need to identify and negotiate with other CMOs an agreement for clinical and/or commercial supply and it is not certain we will be able to come to agreement timely or on terms acceptable to us, which would likely jeopardize our ability to provide any product candidates to study subjects in clinical trials and products to patients, if approved.

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

In China, the Fourth Amendments to the PRC Patent Law became effective on June 1, 2021, and for the first time, provides for PTE, PTA and a patent linkage system for eligible Chinese patents. However, the patent linkage system is still in its early stage and the impact remains uncertain. In view of the potential changes and development in the implementation rules in PTE, PTA, patent linkage and data exclusivity in China, a lower-cost generic drug could emerge onto the market much more quickly, which would result in weaker protection for us against generic competition in China than could be available to us in the U.S., and would materially harm our business, financial condition, results of operations, and prospects.

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

Disruptions at the FDA and other regulatory authorities may also slow the time necessary for new biologics or modifications to approved or licensed biologics to be reviewed and/or approved, which would adversely affect our business. For example, the current Trump administration appears to be focused on decreasing spending in the federal government, including through significant staff reductions. Any significant staff reductions at FDA could impact the agency’s ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. Although it has not been reported that there have been reductions in the workforce, at the review or inspection divisions of the FDA, any such reductions could extend BLA review timelines, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications. Over the last several years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical employees and stop critical activities.

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

Beyond the ACA, healthcare reform efforts have been an ongoing focus. Notably, the Inflation Reduction Act of 2022 (the “IRA”) includes a number of healthcare reform provisions, which have varying implementation dates. The IRA extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025; lowers the beneficiary maximum out-of-pocket cost; establishes a new manufacturer discount program; imposes new Medicare Part B and Part D drug price inflation rebates, and implements a drug price negotiation program for certain high spend Medicare Part B and D drugs. Such provisions have been and likely will continue to be subject to legal challenge.

Further, there has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in addition to the IRA drug pricing reforms, federal legislation enacted in 2021 eliminates the statutory cap on Medicaid drug rebate program rebates (currently set at 100% of a drug’s “average manufacturer price”), which became effective January 1, 2024. More recently, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs and increasing drug importation. As another example, in May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored-nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients), prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the U.S., and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. Many of these reform initiatives will require additional legal and/or administrative action to implement. Other healthcare reform efforts or actions under the current presidential administration may affect access to healthcare coverage or the funding of healthcare benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the budget reconciliation legislation known as the “Big Beautiful Bill,” including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace, will increase the number of uninsured by 16 million by 2034. The nature and extent of future healthcare reforms cannot be predicted. There is significant uncertainty regarding the nature or impact of any drug pricing or broader healthcare reform implemented by the current presidential administration through executive act or by Congress and the extent to which such action may be subject to litigation or other challenges.

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

Since shares of our common stock were sold in our IPO in September 2024 at a price of $17.00 per share and through July 31, 2025, the closing price per share of our common stock on Nasdaq has ranged from $6.43 to $25.68. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of July 31, 2025, we had 42,110,313 shares of common stock outstanding. All of these shares, may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144.

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

Our directors, executive officers and greater than 5% stockholders and their affiliates, in the aggregate, beneficially own shares representing approximately 63% of our outstanding common stock as of June 30, 2025. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which other stockholders may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Securities class action litigation often is instituted against issuers following periods of volatility or declines in the market prices of an issuer’s securities. As an example, in April 2025, a putative securities class action was filed against us and certain of our directors and officers, as well as the underwriters in our IPO.  The action, purportedly brought on behalf of a putative class of purchasers of our common stock in, or traceable to, our IPO, asserts claims under Sections 11, 12, and 15 of the Securities Act of 1933, as amended. The action seeks compensatory damages, attorneys’ fees and costs, and any other relief that the court determines is just and proper. Often multiple plaintiffs’ attorneys file similar complaints and, at a future point, a consolidated amended complaint is filed. We do not anticipate providing updates for similar complaints or developments in this litigation, absent a legal obligation. Securities litigation results in costs and diversion of management’s time and attention. The underwriting agreement from our IPO contemplates that we cover certain litigation expenses incurred by the underwriters in connection with the suit referenced above. Costs we incur addressing securities litigation harm our business, operating results, and financial condition, potentially with significant impact. Securities litigation also often raises the cost of directors’ and officers’ liability insurance. We factor those costs into the policy limits and scope of coverage we obtain, with those costs being a key factor in determining the extent to which we rely on our balance sheet, rather than insurance, to cover defense costs, any settlement amounts, or any damages awarded to plaintiffs in litigation.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of Zenas BioPharma, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 16, 2024, File No. 001-42270)

3.2	Amended and Restated Bylaws of Zenas BioPharma, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on September 16, 2024, File No. 001-42270)

10.1†	Amended and Restated Zenas BioPharma, Inc. Non-Employee Director Compensation Policy

10.2†	Consulting Agreement between the Registrant and Ting Xiao, dated June 10, 2025

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: August 12, 2025

ZENAS BIOPHARMA, INC.

By:	/s/ Leon O. Moulder, Jr.
Name:	Leon O. Moulder, Jr.
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Fox
Name:	Jennifer Fox
Title:	Chief Business Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)