Form 10-Q
period 2025-09-30
Zenas BioPharma, Inc.
filed 2025-11-12
CIK 1953926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, there were 53,679,166 of the registrant’s common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

●	the commercial opportunities stemming from the development of our product candidates for multiple immunology and inflammation (“I&I”) diseases;
●	our ability to develop and, if approved, ultimately commercialize our product candidates and, with partners, our other programs;
●	our ability to obtain or maintain orphan drug designation for certain of our product candidates;
●	the initiation, timing, progress, results, and cost of our development programs, and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of our clinical trials, and the period during which the results of the trials will become available;
●	the success, cost and timing of our clinical development of our product candidates;
●	our ability to establish clinical differentiation of our product candidates;
●	our ability to develop product candidates that have broad therapeutic potential;
●	our ability to utilize our business development strategy and expertise to build a balanced portfolio;
●	our ability to identify collaborations and strategic partnerships to maximize the value of our portfolio;
●	our ability to build our operational and commercial capabilities for supplying and marketing our products, if approved, in key markets;
●	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	the trading volume of our common stock;
●	an inability to obtain additional funding;
●	our ability to initiate, recruit and enroll patients in and conduct our clinical trials at the pace that we project;
●	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations or warnings in the label of any of our product candidates, if approved;
●	our reliance on third parties to manufacture drug substance and drug product for use in our clinical trials;
●	our ability to retain and recruit key personnel;
●	our ability to obtain and maintain adequate intellectual property rights;

●	our expectations regarding government and third-party payor coverage and reimbursement;
●	the impact of current and future healthcare reforms, including those affecting the delivery of or payment for healthcare products and services;
●	our expectations regarding federal, state and foreign regulatory requirements;
●	other governmental legislation and regulation, as well as adverse effects from the U.S. government shutdown;
●	our estimates of our expenses, ongoing losses, capital requirements and our needs for or ability to obtain additional financing;
●	our existing cash and the sufficiency of our existing cash and proceeds from future capital-raising efforts, if any, to fund our future operating expenses and capital expenditure requirements;
●	the potential benefits of strategic collaboration agreements;
●	our ability to enter into strategic collaborations or arrangements, including potential business development opportunities and potential licensing partnerships, and our ability to attract collaborators with development, regulatory and commercialization expertise;
●	sales of our stock by us, our insiders or our stockholders;
●	our expectations regarding the time during which we will be an emerging growth company and smaller reporting company under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”);
●	general economic, industry, geopolitical and market conditions, such as military conflict or war, inflation and financial institution instability, tariffs and other trade measures, or pandemic or epidemic disease outbreaks, many of which are beyond our control;
●	additions or departures of senior management, directors or key personnel;
●	our financial performance;
●	developments and projections relating to our competitors or our industry; and
●	other risks and uncertainties, including those included in the section titled “Risk Factors.”

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks of which investors should be aware before making an investment decision. These risks are discussed more fully in Part II, Item 1A. “Risk Factors” in this Quarterly Report. These risks include the following:

●	We are a clinical stage biopharma company with a limited operating history and no products approved for commercial sale; we have incurred substantial losses since our inception, and we anticipate incurring substantial and increasing losses for the foreseeable future;
●	We will require substantial additional financing to achieve our goals, and failure to obtain additional capital when needed, or on acceptable terms, would cause us to delay, limit, reduce or terminate our product development efforts;
●	Raising additional capital may cause dilution to our stockholders, imposing restrictions on our operations or require us to relinquish rights to our product candidates;
●	Clinical development is lengthy and expensive, characterized by uncertain outcomes, with results of earlier studies and trials often failing to predict future trial results or results in other indications of a product candidate. We may incur additional costs or experience delays in completing, or fail to complete, the development and commercialization of our current product candidates or any future product candidates;
●	Delays or difficulties in the enrollment and dosing of patients in clinical trials, delay or prevent receipt of necessary regulatory approvals;
●	Any significant adverse events or undesirable side effects caused by our product candidates may delay or prevent regulatory approval or market acceptance of our product candidates, or result in significant negative consequences following marketing approval, if any;
●	We face potential competition from different sources that have made substantial investments into the rapid development of novel treatments for immunological indications, including large and specialty pharmaceutical and biotechnology companies, many of which already have approved therapies in our current indications;
●	We may not realize the benefits of our current or future collaborations or licensing arrangements and may be unsuccessful in consummating future partnerships;
●	Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize any product candidate in the U.S. or any other jurisdiction, and any such approval may be for a more narrow indication than we seek;
●	We are dependent on the services of our senior management and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer;
●	We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business;

●	The manufacturing of our product candidates is complex, and our third-party manufacturers may encounter difficulties in production. If our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials, to obtain marketing approval, or to provide commercial supply of our products, if approved, could be delayed or halted;
●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates or any future product candidates we may develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize our product candidates may be adversely impacted;
●	We have relied and expect to continue to rely on third parties to conduct our preclinical studies and clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss deadlines or terminate the relationship, our development programs could be delayed, more costly or unsuccessful, and we may never be able to seek or obtain regulatory approval for or commercialize our product candidates;
●	Our rights to develop and commercialize our product candidates are subject, in large part, to the terms and conditions of licenses granted to us by others, such as Xencor, Inc. (“Xencor”) and InnoCare Pharma Inc. (“InnoCare”). If we fail to comply with our obligations in the agreements under which we in-license or acquire development or commercialization rights to product candidates, or data from third parties, we could lose such rights that are important to our business;
●	The operations of our suppliers, many of which are located outside of the U.S., including our current sole contract manufacturing organization (“CMO”) for obexelimab drug substance and drug product, WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) and our collaboration partner, InnoCare, which are both located in China, are subject to additional risks that are beyond our control and that could harm our business, financial condition, results of operations and prospects;
●	An active and liquid trading market for our common stock may not be sustained; and
●	The market price of our common stock may be volatile, which could result in substantial losses for investors.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Zenas BioPharma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$115,565	$319,742
Short-term investments	175,319	31,024
Restricted cash	—	90
Prepaid expenses and other current assets	5,758	5,067
Total current assets	296,642	355,923
Property and equipment, net	50	185
Operating lease right-of-use assets, net	807	1,004
Long-term investments	10,717	—
Other non-current assets	13,802	12,856
Total assets	$322,018	$369,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,444	$17,136
Accrued expenses	45,359	39,371
Operating lease liabilities, current	618	785
Total current liabilities	52,421	57,292
Long-term liabilities:
Royalty obligation	72,989	—
Operating lease liabilities, less current portion	180	218
Total long-term liabilities	73,169	218
Total liabilities	125,590	57,510
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 25,000,000 shares authorized and no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 per share; 175,000,000 shares authorized; 42,213,465 and 41,793,412 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	721,179	699,651
Accumulated other comprehensive (loss) income	(69)	194
Accumulated deficit	(524,686)	(387,391)
Total stockholders’ equity	196,428	312,458
Total liabilities and stockholders’ equity	$322,018	$369,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue:
License and collaboration revenue	$—	$—	$10,000	$—
Total revenue	—	—	10,000	—
Operating expenses:
Research and development	34,402	33,530	112,343	89,982
General and administrative	13,178	7,454	37,730	18,283
Acquired in-process research and development	5,000	—	5,000	—
Total operating expenses	52,580	40,984	155,073	108,265
Loss from operations	(52,580)	(40,984)	(145,073)	(108,265)
Other income (expense), net:
Fair value adjustments to convertible notes	—	—	—	(846)
Other income, net	1,081	2,378	7,593	4,727
Total other income (expense), net	1,081	2,378	7,593	3,881
Loss before income taxes	(51,499)	(38,606)	(137,480)	(104,384)
Income tax (provision) benefit	—	—	185	—
Net loss to common stockholders	$(51,499)	$(38,606)	$(137,295)	$(104,384)
Net loss per share attributable to common stockholders - basic and diluted	$(1.22)	$(5.02)	$(3.27)	$(28.83)
Weighted-average common stock outstanding - basic and diluted	42,159,340	7,697,695	41,943,160	3,621,276
Comprehensive loss:
Net loss to common stockholders	$(51,499)	$(38,606)	$(137,295)	$(104,384)
Other comprehensive income (loss):
Unrealized gain on investments	35	—	77	—
Foreign currency translation adjustment	(10)	(50)	(340)	16
Comprehensive loss	$(51,474)	$(38,656)	$(137,558)	$(104,368)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2024	41,793,412	$4	$699,651	$194	$(387,391)	$312,458
Exercises of common stock options	28,475	—	99	—	—	99
Stock-based compensation expense	—	—	5,386	—	—	5,386
Unrealized gain on investments	—	—	—	12	—	12
Foreign currency translation adjustment	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(33,573)	(33,573)
Balance as of March 31, 2025	41,821,887	$4	$705,136	$141	$(420,964)	$284,317
Exercises of common stock options	266,810	—	1,722	—	—	1,722
Stock-based compensation expense	—	—	6,045	—	—	6,045
Unrealized gain on investments	—	—	—	30	—	30
Foreign currency translation adjustment	—	—	—	(265)	—	(265)
Net loss	—	—	—	—	(52,223)	(52,223)
Balance as of June 30, 2025	42,088,697	$4	$712,903	$(94)	$(473,187)	$239,626
Exercises of common stock options	82,000	—	664	—	—	664
Stock-based compensation expense	—	—	7,336	—	—	7,336
Purchases of common stock under the Employee Stock Purchase Plan	42,768	—	276	—	—	276
Unrealized gain on investments	—	—	—	35	—	35
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(51,499)	(51,499)
Balance as of September 30, 2025	42,213,465	$4	$721,179	$(69)	$(524,686)	$196,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Convertible Preferred Stock
	Seed Series		Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2023	1,785,714	$956	17,589,380	$55,840	81,242,587	$193,290	—	$—	1,576,854	$—	$4,645	$37	$(230,403)	$(225,721)
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	—	—	(21,172)	—	—	—	—	—
Exercises of common stock options	—	—	—	—	—	—	—	—	7,035	—	42	—	—	42
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	947	—	—	947
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(27,800)	(27,800)
Balance as of March 31, 2024	1,785,714	$956	17,589,380	$55,840	81,242,587	$193,290	—	$—	1,562,717	$—	$5,634	$74	$(258,203)	$(252,495)
Issuance of Series C convertible preferred stock, net of $619 issuance cost	—	—	—	—	—	—	116,275,239	199,526	—	—	—	—	—	—
Exercises of common stock options	—	—	—	—	—	—	—	—	15,655	—	124	—	—	124
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,536	—	—	1,536
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(37,977)	(37,977)
Balance as of June 30, 2024	1,785,714	$956	17,589,380	$55,840	81,242,587	$193,290	116,275,239	$199,526	1,578,372	$—	$7,294	$104	$(296,180)	$(288,782)
Conversion of convertible preferred stock upon closing of initial public offering	(1,785,714)	(956)	(17,589,380)	(55,840)	(81,242,587)	(193,290)	(116,275,239)	(199,526)	24,978,715	2	449,610	—	—	449,612
Issuance of common stock from initial public offer, net of underwriting discounts, commissions and other issuance costs	—	—	—	—	—	—	—	—	15,220,588	2	234,384	—	—	234,386
Exercises of common stock options	—	—	—	—	—	—	—	—	3,263	—	32	—	—	32
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,843	—	—	2,843
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(38,606)	(38,606)
Balance as of September 30, 2024	—	$—	—	$—	—	$—	—	$—	41,780,938	$4	$694,163	$54	$(334,786)	$359,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(137,295)	$(104,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	5,000	—
Depreciation expense	46	104
Loss on disposal of property and equipment	107	—
Net amortization of premiums and accretion of discounts on investments	(1,510)	—
Non-cash interest expense on royalty obligation	1,679	—
Stock-based compensation expense	18,767	5,326
Change in fair value of convertible notes	—	846
Non-cash lease expense	651	423
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(799)	475
Accounts payable	(11,159)	6,319
Accrued expenses	5,251	10,200
Operating lease liabilities	(657)	(429)
Net cash used in operating activities	(119,919)	(81,120)
Cash flows from investing activities:
Purchases of property and equipment	(18)	(57)
Purchases of investments	(284,862)	(26,760)
Proceeds from sales and maturities of investments	131,358	—
Product candidate license acquisitions	(5,000)	—
Net cash used in investing activities	(158,522)	(26,817)
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	178,381
Payment of initial public offering costs	—	(1,861)
Payment of deferred offering costs	(3,324)	—
Proceeds from royalty obligation	75,000	—
Proceeds from exercise of stock options	2,485	198
Proceeds from issuance of common stock under employee stock purchase plan	276	—
Proceeds from initial public offering, net of underwriting discount and commissions	—	234,387
Net cash provided by financing activities	74,437	411,105
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(263)	16
Net (decrease) increase in cash, cash equivalents and restricted cash	(204,267)	303,184
Cash, cash equivalents and restricted cash at beginning of period	319,832	56,943
Cash, cash equivalents and restricted cash at end of period	$115,565	$360,127

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained under operating lease arrangements	$445	$—
Conversion of BMS Note into Series C convertible preferred stock	$—	$21,146
Deferred offering costs in accounts payable and accrued expenses	$1,204	$4,389

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$115,565	$360,038
Restricted cash	—	89
Total cash, cash equivalents and restricted cash	$115,565	$360,127

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

Liquidity and Capital Resources

Since its inception, the Company has devoted its efforts principally to research and development and raising capital. The Company is subject to risks and uncertainties common to clinical stage companies in the biopharmaceutical industry, including, but not limited to, completing preclinical studies and clinical trials, obtaining regulatory approval for product candidates, market acceptance of products, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, reliance on third-party organizations, protection of proprietary technology, compliance with government regulations, and the ability to raise additional capital to fund operations. The Company’s revenues to date have been generated from payments received under the Company’s license and collaboration agreement with Bristol-Myers Squibb Company (“BMS”), novation agreement with Tenacia Biotechnology (Hong Kong) Co., Limited (“Tenacia”), license agreement with Zai Lab (Hong Kong) Limited (“Zai”), and a royalty purchase agreement with Royalty Pharma Investments (“Royalty Pharma”) (please see Note 7, License and Collaboration Revenue and Note 9, Royalty Obligation, to these condensed consolidated financial statements). The Company has not generated any revenue from product sales since inception, and its product candidates currently under development will require significant additional research and development efforts, including extensive clinical testing and regulatory approval prior to commercialization.

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

The Company has incurred operating losses and negative cash flows, since its inception, including net losses of $51.5 million and $38.6 million for the three months ended September 30, 2025 and 2024, respectively, and $137.3 million and

$104.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had an accumulated deficit of $524.7 million. Management expects operating losses and negative operating cash flows to continue for the foreseeable future.

The Company expects that its existing cash, cash equivalents and investments of $301.6 million as of September 30, 2025, together with the $120.0 million of gross proceeds from the Private Investment in Public Equity (“PIPE”) received in October 2025 (Note 16, Subsequent Events) will be sufficient to fund its operating and capital expenditures into the fourth quarter of 2026, however it will not be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements were issued. Therefore, the Company has concluded that substantial doubt exists with respect to its ability to continue as a going concern. As a result, the Company will need to raise additional capital to finance its operations. The Company’s ability to fund operations is subject to substantial risks and uncertainties.

Until such time that the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of private or public equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions and licensing agreements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. If the Company is unable to obtain sufficient capital, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects, and the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

2.Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2, Summary of Significant Accounting Policies, in the audited consolidated financial statements for the year ended December 31, 2024, and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 11, 2025. Since the date of those financial statements, other than disclosed herein, there have been no material changes to the Company’s significant accounting policies.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025, and the results of operations and its cash flows for the three and nine months ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as filed with the SEC, on March 11, 2025.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosures. The Company bases its estimates on historical experience, known trends and other market-specific factors or other relevant factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis using such factors and adjusts those estimates and assumptions as facts and circumstances dictate. Actual results may differ from those estimates or assumptions. Significant estimates in these condensed consolidated financial statements include estimates made in connection with accrued research and development expenses, stock-based compensation, pre-initial public offering (“IPO”) valuations of common stock and the liability related to the sale of future royalties including the estimation of future payments and the related non-cash interest expense.

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

Royalty Obligation

In September 2025, the Company and Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”) entered into the Revenue Participation Right Purchase and Sale Agreement (the “Royalty Purchase Agreement”). See Note 9, Royalty Obligations, for further details of the agreement.

When the Company maintains significant continuing involvement in generating the underlying cash flows, royalty financings are recognized as obligations. Payments received are recorded as the principal amount of the obligation on the consolidated balance sheet as long-term liabilities. The carrying amount of the obligation is accreted to reflect the total expected royalty and related payments due to Royalty Pharma, using the effective interest method. As royalties and other related payments are made, the outstanding royalty obligation will be reduced over the estimated term of the arrangement.

The royalty obligation, effective interest rate, and corresponding interest expense are determined based on the Company’s estimate of future anticipated royalty payments under the arrangement. These estimates are reassessed at the end of each reporting period according to the Company’s latest projections. Should these estimated cash flows change as a result of this review, the Company will recalculate the effective interest rate and adjust the accretion of interest on the royalty obligation prospectively. Any additional funding received from Royalty Pharma will also be treated as an obligation, with a prospective adjustment to the effective interest rate applied upon receipt of such funds.

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

3.Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	As of September 30, 2025
Description	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Cash	$100,852	$100,852	$—	$—
Money market funds	14,713	14,713	—	—
Short-term investments:
Commercial paper	6,338	—	6,338	—
Corporate debt securities	38,944	—	38,944	—
Government securities	130,037	130,037	—	—
Long-term investments:
Government securities	10,717	10,717	—	—
Total assets	$301,601	$256,319	$45,282	$—

	As of December 31, 2024
Description	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Cash	$19,070	$19,070	$—	$—
Money market funds	300,672	300,672	—	—
Short-term investments:
Commercial paper	3,315	—	3,315	—
Corporate debt securities	8,601	—	8,601	—
Government securities	19,108	19,108	—	—
Total assets	$350,766	$338,850	$11,916	$—

There have been no material impairments of our assets measured and carried at fair value as of September 30, 2025 and December 31, 2024. In addition, there have been no changes in valuation techniques as of September 30, 2025 and

December 31, 2024. The fair value of Level 1 instruments classified as money market funds and government securities are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as short-term investments was determined using other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date and fair value is determined using models or other valuation methodologies.  During the nine months ended September 30, 2025 and year ended December 31, 2024, there were no transfers between levels.

The short and long-term investments are classified as available-for-sale securities. As of September 30, 2025, the remaining contractual maturities of the available-for-sale securities were 1 to 16 months, and the balance in the Company’s accumulated other comprehensive income was comprised of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2025 and 2024. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same period. The Company had a limited number of available-for-sale securities in insignificant loss positions as of September 30, 2025, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of amortized cost for the investment maturity.

The following table summarizes the available-for-sale securities (in thousands):

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$6,334	$4	$—	$6,338
Corporate debt securities	38,914	31	(1)	38,944
Government securities	140,680	77	(3)	140,754
Total	$185,928	$112	$(4)	$186,036

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$3,311	$4	$—	$3,315
Corporate debt securities	8,589	12	—	8,601
Government securities	19,093	17	(2)	19,108
Total	$30,993	$33	$(2)	$31,024

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above.

4.Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Clinical trial deposits	$12,882	$12,639
Deferred offering costs	837	—
Other	83	217
Total other assets	$13,802	$12,856

5.Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
External research, development and manufacturing expenses	$34,102	$29,338
Employee compensation and benefits	8,757	8,308
Professional and consultant fees	1,920	1,265
Income taxes payable	—	211
Other	580	249
Total accrued expenses	$45,359	$39,371

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

The minimum lease payments under the Company’s operating leases are expected to be as follows (in thousands):

Fiscal Year	Amount
2025 (remaining three months)	$239
2026	457
2027	138
Thereafter	—
Total future minimum lease payments	834
Less: imputed interest	(36)
Total operating lease liabilities	$798

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

As of September 30, 2025 and 2024, the Company recorded $1.3 million and $1.8 million, respectively, as a receivable included in prepaid expenses and other current assets. The Company recorded $1.3 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively, as a reduction to research and development expense for global development costs to be reimbursed by BMS. The Company recorded $4.2 million and $3.9 million for the nine months ended September 30, 2025 and 2024, respectively, as a reduction of research and development expense for global development costs to be reimbursed by BMS. The Company did not recognize revenue related to the BMS Agreement during the three and nine months ended September 30, 2025 and 2024.

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

Pursuant to the Tenacia Agreement, Tenacia paid the Company a one-time non-refundable upfront cash payment of $5.0 million, which was recognized as revenue in the fourth quarter of 2024. The Company is entitled to receive further development, regulatory and sales milestones from Tenacia of up to approximately $86.0 million if certain milestones are successfully achieved. The Company did not recognize revenue related to the Tenacia Agreement during the nine months ended September 30, 2025 and 2024.

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

As of September 30, 2025, no milestones were achieved or deemed probable of achievement.

8.License Agreements

License Agreements with Xencor, Inc.

2020 Xencor Agreement

In September 2020, the Company entered into a license agreement (the “2020 Xencor Agreement”) with Xencor, Inc. (“Xencor”), under which the Company is required to pay Xencor tiered royalties on annual net sales of successfully commercialized products, including ZB002 and ZB004. The royalty percentage rates vary by geographic areas as defined in the 2020 Xencor Agreement and range from the mid-single digits to mid-teens. The Company is also obligated to reimburse Xencor for third-party costs incurred for certain patent filings, prosecution and maintenance as further specified in the 2020 Xencor Agreement. During the nine months ended September 30, 2025 and 2024, the Company incurred no such reimbursable costs.

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

For the nine months ended September 30, 2025 and 2024, the Company recorded no reimbursable patent-related costs.

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

During the three and nine months ended September 30, 2025, the Company recognized no expense related to Viridian contract manufacturing organization (“CMO”) costs. During the three and nine months ended September 30, 2024, the Company recognized no expense and $0.1 million in expense related to Viridian CMO costs, respectively. Viridian has agreed to reimburse the Company for certain services the Company performs on Viridian’s behalf, with reimbursements being recorded as a reduction in research and development expenses. During the three and nine months ended September 30, 2025, the Company recorded an immaterial amount and $0.2 million in reimbursable expenses, respectively. During the three and nine months ended September 30, 2024, the Company recorded $0.5 million and $1.5 million in reimbursable expenses, respectively. Additionally, during the nine months ended September 30, 2025 and 2024, no milestones were achieved.

9.Royalty Obligation

In September 2025, the Company and Royalty Pharma entered into the Royalty Purchase Agreement. Pursuant to the Royalty Purchase Agreement, the Company received a $75.0 million upfront payment in exchange for which Royalty Pharma purchased the right to receive, for each calendar quarter, (i) 5.5% of net sales of obexelimab products sold by the Company and its affiliates worldwide, (ii) 5.5% of net sales of obexelimab products sold by licensees of Zenas and its affiliates in the U.S., the United Kingdom and the European Union, (iii) 25% of royalty income payable to Zenas or any of its affiliates on sales of obexelimab products in countries other than the U.S., the United Kingdom, and in the European Union by its licensees pursuant to out-licenses less royalty payments payable by Zenas to Xencor Inc. and (iv) 25% of non-royalty income attributable to obexelimab products payable to Zenas or any of its affiliates by its licensees (other than certain milestone payments payable by Bristol-Myers Squibb) pursuant to out-licenses and allocated to countries other than the U.S., the United Kingdom and in the European Union.

The Royalty Purchase Agreement provides for an additional $225.0 million of payments to be paid to the Company by Royalty Pharma upon the occurrence of certain triggering events which includes (1) $75.0 million payable upon the achievement of certain milestones with respect to Zenas’ INDIGO Phase 3 Trial of obexelimab for the treatment of patients with IgG4-Related Disease on or before a specified date, (2) $75.0 million payable following receipt of marketing approval for obexelimab from the U.S. Food and Drug Administration (the “FDA”) for the treatment of IgG4-Related Disease on or before a specified date and (3) $75.0 million payable following receipt of marketing approval for obexelimab from the FDA for the treatment of systemic lupus erythematosus on or before a specified date.

The Company accounted for the Royalty Purchase Agreement as a debt financing, primarily because it has significant continuing involvement in generating the future revenue on which the royalty payments are based. The $75.0 million upfront payment received was recorded as a liability, net of issuance costs of $3.7 million. The effective interest rate was determined based on the Company’s projections of future royalty payments. The Company will evaluate the estimated timing and amount of future royalty payments for each reporting period and will revise the effective interest rate prospectively if those estimates change materially.

The fair value of the liability approximates the carrying value and was determined based on the current estimate of the timing and amount of expected future royalty payments expected to be paid over the estimated term of the Royalty

Purchase Agreement, which are subject to significant estimation uncertainty and are based on various assumptions made by the Company. These assumption inputs are determined to be Level 3 inputs in the fair value hierarchy as they involve significant unobservable inputs and judgment.

The following table shows the activity for the royalty obligation during the three and nine months ended September 30, 2025 (in thousands):

Amount
Proceeds from royalty obligation	$75,000
Issuance costs	(3,690)
Interest expense related to royalty obligation	1,679
Royalty obligation as of September 30, 2025	$72,989
Effective interest rate	30.7%

10.Common Stock

In September 2024, upon the completion of the IPO, the Company restated its certificate of incorporation, pursuant to which the Company is authorized to issue 175,000,000 shares of common stock $0.0001 par value. The voting, dividend and liquidation rights of the holders of the Company’s common stock were subject to and qualified by the rights, powers and preference of the holders of any preferred stock then issued and outstanding.

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there are no cumulative voting rights.

The Company had reserved the following shares of common stock for the potential conversion of outstanding stock options:

	September 30, 2025	December 31, 2024
Options to purchase common stock	10,507,497	8,706,197
Remaining shares reserved for future issuance	507,134	359,399
RSUs	525,350	—
Employee stock purchase plan	773,122	397,956
Total	12,313,103	9,463,552

11.Stock-Based Compensation

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

The number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025 through January 1, 2034, by the number of shares equal to the lesser of (i) five percent of the aggregate number of shares of common stock outstanding as of such date, and (ii) a number of shares as may be determined by the Board on or prior to such date. In January 2025, the number of shares of common stock available for issuance under the Company’s 2024 Plan, was increased by 2,089,670 shares of common stock due to the automatic annual provision to increase shares of common stock available under the 2024 Plan. As of September 30, 2025, 507,134 shares of common stock were available for issuance under the 2024 Plan.

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

From time to time, the Company grants equity awards to newly hired employees as an inducement to enter into employment with the Company. The grants constitute "employment inducement grants" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and are issued outside of the 2024 Plan. The inducement grants include non-statutory stock options to purchase shares of the Company's common stock. The inducement grants have terms and conditions consistent with those set forth under the 2024 Plan and vest under the same respective vesting schedules as stock option awards granted under the 2024 Plan. The inducement grants are included in the stock option award tables below. As of September 30, 2025, the Company granted 762,000 non-statutory stock options as inducement grants.  No inducement grants were awarded during 2024.

The following table presents a summary of the Company’s stock option activity and related information:

	Number of Shares	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2024	8,706,197	$13.21		$2,104
Granted	2,703,600	$10.82
Exercised	(377,285)	$6.59		$1,731
Forfeited or cancelled	(525,015)	$12.59
Outstanding - September 30, 2025	10,507,497	$12.86	8.81	$98,133
Options vested and exercisable as of September 30, 2025	2,833,037	$12.12	8.12	$28,548
Options vested and expected to vest as of September 30, 2025	10,507,497	$12.86	8.81	$98,133

The aggregate intrinsic value of the stock options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those stock options that had an exercise price lower than the fair value of the Company’s common stock as of the measurement date of September 30, 2025.

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

	Number of Shares	Weighted - Average Grant Date Fair Value
Unvested as of December 31, 2024	—	$—
Granted	538,550	$12.15
Vested	—	$—
Forfeited	(13,200)	$11.94
Unvested as of September 30, 2025	525,350	$12.16

No RSUs vested during the current or prior year periods.

As of September 30, 2025, there was $81.2 million of unrecognized stock-based compensation related to unvested stock options, granted RSU’s and the Employee Stock Purchase Plan (the “ESPP”), which is expected to be recognized over a weighted-average period of 3.0 years.

The Company recognized stock-based compensation expense related to the issuance of equity awards to employees and directors in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,403	$1,257	$6,097	$2,378
General and administrative	4,933	1,586	12,670	2,948
Total stock-based compensation expense	$7,336	$2,843	$18,767	$5,326

Employee Stock Purchase Plan

On September 3, 2024, the Board adopted the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The number of shares of common stock available under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2025 through January 1, 2034, by the number of shares equal to the lesser of (i) one percent of the aggregate number of shares of common stock outstanding as of such date, and (ii) a number of shares as may be determined by the Board on or prior to such date, up to a maximum of 1,000,000 shares in the aggregate per year. On January 1, 2025, the number of shares of common stock authorized for issuance under the ESPP increased automatically by 417,934 shares and as of September 30, 2025, a total of 773,122 shares were available for future issuance under the ESPP. During the three and nine months ended September 30, 2025, there were 42,768 shares issued under the ESPP.

12.Net Loss Per Share

The Company’s potentially dilutive securities, which include convertible preferred stock, restricted stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of September 30, 2025 and 2024 because including them would have had an anti-dilutive effect:

	September 30,
	2025	2024
Unvested restricted stock units	525,350	—
Options to purchase common stock	10,507,497	8,630,075

13.Commitments and Contingencies

Operating Leases

The Company has entered into arrangements for leases of office space; see Note 6, Leases, for details.

License Agreements

The Company entered into license agreements under which it is obligated to make fixed and contingent payments; see Note 8, License Agreements, for details.

Royalty Obligation

The Company entered into a royalty purchase agreement under which it is obligated to make contingent payments related to future net sales and royalty income of obexelimab; see Note 9, Royalty Obligation for details.

Other Contracts

The Company has entered into agreements with certain vendors for the provision of services that the Company is not contractually able to terminate for convenience and thereby avoid any and all future obligations to the vendors. Under such agreements, the Company is contractually obligated to make certain minimum payments to the vendors, with the exact amounts in the event of termination to be based on the timing of the termination and the exact terms of the agreement. As of September 30, 2025, our total non-cancellable clinical manufacturing contract payment obligations are $18.7 million of which the full obligation is payable within 12 months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025.

Litigation and Other Proceedings

The Company may periodically become subject to legal proceedings and claims arising in the ordinary course of business. As of September 30, 2025, the Company was not subject to any material legal proceedings which would reasonably be expected to have a material adverse effect on the Company’s financial results.

14.Related Party Transactions

Xencor, Inc.

The Company has obtained exclusive, worldwide licenses from Xencor to research, develop, manufacture, market and sell three antibody product candidates pursuant to two license agreements. The Company has concluded that Xencor is a related party, due to the issuance of convertible preferred stock in December 2020 and April 2023. In connection with the completion of the IPO, in September 2024, all outstanding shares of preferred stock converted into shares of common stock. As of September 30, 2025, Xencor held less than 10% of shares of the Company’s outstanding common stock.

Viridian Therapeutics, Inc.

The Company has obtained a license from Viridian to research, develop, manufacture, market and sell an antibody product candidate in China. The Company has concluded that Viridian is a related party because although Fairmount Funds Management LLC owns less than 10% of shares of the Company’s outstanding common stock, they have a seat on the Board and are also a 10% or greater stockholder of Viridian and have two seats on Viridian’s board of directors. As initial consideration for this license, the Company issued 38,707 shares of its common stock to Viridian during the year ended December 31, 2020. As of September 30, 2025, Viridian held 0.1% of shares of the Company’s outstanding common stock.

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

15.Segment Information

The Company manages its operations on a consolidated basis as a single reportable segment focused on the research and development of precision immunology-based therapies. The accounting policies of the single reportable segment are identical to those described in Note 2, Summary of Significant Accounting Policies. When evaluating the Company’s financial performance, the Company’s chief operating decision-maker (the “CODM”), its Chief Executive Officer regularly reviews consolidated net loss, total expense and direct expenses by program and compared to budget. The CODM allocates resources based on the Company’s available cash resources, and forecasted expenditures on a consolidated basis, as well as an assessment of the probability of success of its research and development activities on a program basis. Segment asset information regularly provided to the CODM is consistent with that reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and investment balances. Revenue is primarily attributed to individual countries based on the entity owning the license. During the three months ended September 30, 2025, the Company did not recognize revenue and for nine months ended September 30, 2025, $10.0 million was recognized as revenue which was attributed to Zenas HK. The Company did not recognize revenue during the three or nine months ended September 30, 2024.

The following table presents certain financial data for the Company’s reportable segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue	$—	$—	$10,000	$—
Less:
Direct research and development expenses:[1]
Obexelimab	20,753	21,326	74,006	56,408
Other programs (ZB002 & ZB004)	467	384	1,204	1,850
Partnered regional programs (ZB001 & ZB005)	172	2,344	134	6,367
Unallocated research and development[2]	10,607	8,219	30,902	22,979
General and administrative[3]	8,245	5,868	25,060	15,335
Acquired in-process research and development	5,000	—	5,000	—
Stock-based compensation	7,336	2,843	18,767	5,326
Other segment items[4]	(1,081)	(2,378)	(7,778)	(3,881)
Segment net loss	$(51,499)	$(38,606)	$(137,295)	$(104,384)

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

4 Other segment items consist of other income (expense), net, and income tax benefit (provision). Other income (expense), net consists of interest income, interest expense related to the royalty obligation and realized and unrealized gains and losses on foreign currency transactions.

16.Subsequent Events

License Agreement with InnoCare Pharma Inc.

In October 2025, the Company entered into a License Agreement (the “InnoCare License Agreement”) with InnoCare Pharma Inc. (“InnoCare”). Under the InnoCare License Agreement, InnoCare granted the Company exclusive rights to develop, manufacture, and commercialize: i) orelabrutinib, in the multiple sclerosis (“MS”) field worldwide, and in all non-oncology indications outside Greater China and Brunei, Burma, Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, Philippines, Singapore, Thailand and Vietnam (“Southeast Asia”), ii) ZB021 (an IL-17AA/AF inhibitor) in all fields of use worldwide, excluding Greater China and Southeast Asia and iii) ZB022 (a TYK2 inhibitor) in all fields of use worldwide. The Company also obtained certain non-exclusive rights to perform development and manufacturing activities in Greater China and Southeast Asia to support each program in its respective licensed territories.

Pursuant to the InnoCare License Agreement, the Company agreed to make a one-time non-refundable upfront cash payment of $35.0 million, $5.0 million of which was paid as of September 30, 2025, prior to the transaction closing and was recorded in the condensed consolidated statement of operations and comprehensive loss as acquired in-process research and development. The Company also agreed to issue upfront, 5,000,000 shares of common stock to InnoCare in a private placement in exchange for these rights.

The Company is also required to make an additional one-time non-refundable cash payment of $25.0 million and issue an additional 2,000,000 shares of common stock through a private placement upon the occurrence of Zenas’ initiated Phase 3 clinical trial for orelabrutinib in any indication other than primary progressive MS, or by March 31, 2026, upon the occurrence of certain specified events, whichever comes first. In addition, the Company has agreed to make one-time, potential near-term milestone payments of $20 million each, upon the achievement of certain regulatory milestones for ZB021 and ZB022 (the “Regulatory Milestones”).

The Company is further obligated to pay future regulatory and commercial milestones of up to $723.0 million related to orelabrutinib, and future development, regulatory, and commercial milestones of up to $656.0 million, inclusive of the two $20.0 million Regulatory Milestones specified above, for each preclinical compound if certain milestones are successfully achieved. In addition, the Company may be obligated to pay royalties on net sales at rates ranging from high-single digits to high-teens for orelabrutinib, and mid-single digits to mid-teens for the preclinical compounds.

The Company is obligated to reimburse InnoCare approximately $4.0 million, for certain costs related to the acquired programs which were incurred prior to and after the effective date of the InnoCare License Agreement, including clinical trial startup costs and Investigational New Drug (“IND”) enabling activities.

The Company simultaneously entered into a Subscription Agreement and Registration Rights Agreement with InnoCare related to the shares of common stock issued and to be issued in the private placement. The Subscription Agreement provides transfer restrictions on the InnoCare shares and other customary representations, warranties and covenants that were made solely for the benefit of the parties to the Securities Purchase Agreement.

PIPE

In October 2025, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement related to the PIPE transaction, pursuant to which the Company sold (i) 6,262,112 shares of common stock to certain institutional and accredited investors at a price of $19.00 per share and (ii) 48,918 shares of common stock to certain directors and officers of the Company at a price of $20.85 per share for gross proceeds of approximately $120.0 million, before deducting placement agent fees and other offering expenses.

At- the-Market (“ATM”) Program

In October 2025, the Company filed a registration statement on Form S-3 (the “Registration Statement”) with the SEC, which registered the offering, issuance and sale of common stock, preferred stock, warrants and debt securities, or any combination thereof, in an amount and on terms that the Company will determine at the time of the respective offering. The Company simultaneously entered into a sales agreement with Jefferies LLC as sales agent to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in ATM offerings under the Registration Statement.

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

We are developing obexelimab as a potential I&I franchise for patients in several autoimmune diseases, representing substantial commercial opportunities individually and in the aggregate. The first three indications we are pursuing include IgG4-RD through an ongoing registration-directed Phase 3 trial (the “INDIGO” trial), systemic lupus erythematosus (“SLE”) through an ongoing Phase 2, double-blind, randomized, placebo-controlled trial (the “SunStone” trial), and relapsing multiple sclerosis (“RMS”) through an ongoing Phase 2, double-blind, randomized, placebo-controlled trial (the “MoonStone” trial).

On October 27, 2025, we announced topline data from the MoonStone trial. Obexelimab met the primary endpoint, demonstrating a statistically significant 95% relative reduction in the cumulative number of new gadolinium-enhancing T1 hyperintense lesions, which are markers of active inflammation, over week 8 and week 12 compared with placebo (p=0.0009). The Company expects to report 24-week data from the MoonStone trial in the first quarter of 2026, which will include additional secondary and exploratory endpoints. The 24-week data from additional secondary and exploratory endpoints may inform obexelimab’s potential impact on disability progression and help the Company determine next steps for future development of obexelimab in RMS. In the fourth quarter of 2024, we completed the target enrollment of the INDIGO trial and expect to report topline results from the INDIGO trial around year-end 2025.  If the topline results are positive, we expect to file a Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”) in the first half of 2026, followed by a Marketing Authorization Application with the European Medicines Agency (“EMA”), and, if approved, commence the commercial launch initially in the U.S. and then in Europe. We expect to report topline results from the SunStone trial in mid-2026. Based on the outcome of the SunStone trial, and considering other factors, we may initiate a Phase 3 program in patients with SLE in the first half of 2027.

On October 7, 2025, we entered into a License Agreement with InnoCare Pharma Inc. pursuant to which we were granted exclusive rights to develop, manufacture, and commercialize orelabrutinib, a Bruton’s Tyrosine Kinase inhibitor (“BTK”), for multiple sclerosis worldwide, and in all non-oncology indications worldwide excluding mainland China, Hong Kong, Macau and Taiwan (“Greater China”), and Brunei, Burma, Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, Philippines, Singapore, Thailand and Vietnam (“Southeast Asia”), as well as two early-development product candidates: ZB021, an IL-17AA/AF inhibitor, in all fields of use worldwide excluding Greater China and Southeast Asia, and ZB022, a TYK2 inhibitor, in all fields of use worldwide.

Orelabrutinib is a highly selective and central nervous system (“CNS”)-penetrant, oral small molecule BTK inhibitor. Orelabrutinib is designed to bind irreversibly to BTK with minimal off-target effects, which may potentially reduce certain side effects. We believe orelabrutinib is designed to efficiently cross the blood-brain barrier, reaching therapeutic levels within the CNS to directly target inflammation in diseases like MS.

In September 2025, the Phase 3 clinical trial of orelabrutinib in patients with Primary Progressive Multiple Sclerosis (“PPMS”) was initiated. The Phase 3 trial of orelabrutinib in patients with PPMS is a global, multicenter, randomized, double-blind, placebo-controlled clinical trial evaluating the safety and efficacy of orelabrutinib dosed 80 mg once daily (“QD”) compared to placebo in patients with PPMS, with a primary endpoint of time to onset of 12-week composite confirmed disability progression (“cCDP”). In the first quarter of 2026, we plan to initiate a second global, Phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial evaluating orelabrutinib dosed 80 mg QD compared to placebo in patients with Secondary Progressive Multiple Sclerosis (“SPMS”), with a primary endpoint of time to onset of 24-week CDP.

ZB021 is an oral IL-17AA/AF inhibitor designed to block both IL-17AA homodimer and IL-17AF heterodimer signaling. Preclinical studies for ZB021 have shown favorable PK and ADME properties. ZB021 achieved comparable activity in vivo to a reference anti-IL-17 biologic in a rat CIA model. Subject to the results of Investigational New Drug (“IND”)-enabling studies, we expect to submit an IND application for ZB021, and if cleared, initiate a Phase 1 clinical study in 2026.

ZB022 is an oral, brain-penetrant TYK2-JH2 inhibitor, currently in IND-enabling studies. Subject to the results of IND-enabling studies, we expect to submit an IND application for ZB022, and if cleared, initiate a Phase 1 clinical study in 2026.

Beyond our lead product candidates, we have two other programs for the potential treatment of other I&I indications that we may continue to advance and ultimately commercialize with partners. These consist of ZB002 and ZB004. We retain global rights for both assets. In addition, we hold the development and commercialization rights to one regional program, ZB001, and related programs, which were exclusively sublicensed to a partner in China, as discussed below.

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

On September 2, 2025, the Company and Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”) entered into the Revenue Participation Right Purchase and Sale Agreement (the “Royalty Purchase Agreement”), pursuant to which

Royalty Pharma purchased the right to receive, for each calendar quarter, (i) 5.5% of net sales of obexelimab products sold by Zenas and its affiliates worldwide, (ii) 5.5% of net sales of obexelimab products sold by licensees of Zenas and its affiliates in the U.S., the United Kingdom and the European Union, (iii) 25% of royalty income payable to Zenas or any of its affiliates on sales of obexelimab products in countries other than the U.S., the United Kingdom, and in the European Union by its licensees pursuant to out-licenses less royalty payments payable by Zenas to Xencor Inc. and (iv) 25% of non-royalty income attributable to obexelimab products payable to Zenas or any of its affiliates by its licensees (other than certain milestone payments payable by Bristol-Myers Squibb) pursuant to out-licenses and allocated to countries other than the U.S., the United Kingdom and in the European Union.

Since inception, our operations have focused on research and development activities with respect to our product candidates as described above, as well as raising capital, business planning, organizing and staffing our company, establishing our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. Through September 30, 2025, we have financed our operations primarily with the proceeds from the issuance of convertible preferred stock, our convertible notes, payments received under our license and collaboration agreements and from the sale of common stock in our IPO completed in September 2024.  Additionally, on October 9, 2025, we closed our private investment in public equity (“PIPE”) of 6,311,030 shares of common stock for gross proceeds of approximately $120.0 million, before deducting placement agent fees and other expenses.

We have incurred significant operating losses and negative cash flows since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses for the three and nine months ended September 30, 2025 were $51.5 million and $137.3 million, respectively, and we recorded net loss of $38.6 million and $104.4 million, for the three and nine months ended September 30, 2024. As of September 30, 2025, we had an accumulated deficit of $524.7 million. We expect to continue to incur significant and increasing losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	continue clinical development of obexelimab, orelabrutinib and our other programs;
●	advance our obexelimab and orelabrutinib programs and our other product candidates through preclinical development and clinical trials;
●	identify additional product candidates and acquire rights from third parties to those product candidates through licenses or acquisitions and conduct development activities, including preclinical studies and clinical trials;
●	make royalty, milestone or other payments under current, and any future, license or collaboration agreements;
●	procure the manufacturing of preclinical, clinical and commercial supply of our current or any future product candidates;
●	seek marketing regulatory approvals for our current or any future product candidates that successfully complete clinical trials;
●	commercialize our current or any future product candidates, if approved;
●	take steps toward our goal of being an integrated biopharma company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;
●	continue to develop, maintain and defend our intellectual property portfolio, including against third-party interference, infringement and other intellectual property claims, if any;
●	seek to attract, hire and retain qualified clinical, scientific, operations and management personnel;

●	add and maintain operational, financial and information management systems;
●	attempt to address any competing therapies and market developments;
●	experience delays in our preclinical studies, clinical trials or regulatory approval for our current or any future product candidates, including with respect to failed studies, inconclusive results, safety issues or other regulatory challenges;
●	establish agreements with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”); and
●	incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and the SEC requirements, director and officer insurance premiums and investor relations costs.

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

We had $301.6 million in cash, cash equivalents and investments as of September 30, 2025. Based on our current operating plans, including $120.0 million of gross proceeds from the PIPE received in October 2025 (Note 16, Subsequent Events), we expect that our existing cash, cash equivalents and investments will be sufficient to fund our capital and operating expenditures into the fourth quarter of 2026, however it will not be sufficient to fund our operations and capital expenditure requirements for at least twelve months from the date our condensed consolidated financial statements are issued and accordingly have concluded that there is substantial doubt with respect to our ability to continue as a going concern. Our financial statements do not include any adjustments or changes in classification of assets or liabilities that may result from our possible inability to continue as a going concern. However, we expect to finance our operations through private or public equity financing, debt financing or other capital resources. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. See section titled “Liquidity and Capital Resources”.

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

Research and Development Expenses

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal costs incurred in connection with the preclinical and clinical development of our product candidates, and include:

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

The successful development of our current product candidates, or any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of our product candidates, if approved, and any other product candidates that we may develop. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of any current or future product candidate, if approved. This is due to the numerous risks and uncertainties associated with product development, including the uncertainty of:

●	the scope, timing and progress of our ongoing clinical studies and other research and development activities associated with the development of our current and future product candidates;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to maintain our current research and development programs and to establish new programs;
●	the timing of and successful patient enrollment in, and the initiation and completion of, clinical trials;
●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA, or any comparable foreign regulatory authority;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	our ability to establish new licensing or collaboration arrangements;
●	the performance of our future collaborators, if any;
●	our ability to establish and maintain arrangements with third-party manufacturers for the commercial supply of products that receive marketing approval, if any;
●	development and timely delivery of commercial-grade drug formulations that can be used in our planned clinical trials and for commercialization;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	our ability to hire additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, chemistry, manufacturing, and controls (“CMC”), quality and commercial personnel;
●	commercializing product candidates, if approved, whether alone or in collaboration with others;
●	the costs and timing of establishing or securing sales and marketing capabilities for our product candidates if approved;

●	the imposition of new laws and regulations, including those relating to labor conditions and safety standards, information and data transfer, imports, duties, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds, particularly new or increased tariffs imposed on imports, and as a result supply-related costs, from countries where our suppliers operate, as well as tariffs that impact the biopharmaceutical industry generally;
●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products; and
●	maintaining a continued acceptable safety profile of the product candidates following approval.

Any changes in the outcome of any of these variables with respect to the development of our current product candidates or any future product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently anticipate would be required for the completion of clinical development, or if we experience significant delays in enrollment in any clinical trials following the FDA’s acceptance and clearance of an IND, we could be required to expend significant additional financial resources and time to complete clinical development than we currently expect. We may never obtain regulatory approval for any product candidates that we develop.

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

Acquired In-Process Research and Development Expense

We expense acquisition costs for assets purchased for use in research and development activities that have no alternative future use as in-process research and development (“IPR&D”) expenses as of the acquisition date. When we become obligated to make contingent milestone payments under the terms of the agreements by which we acquired the IPR&D assets, we will recognize additional IPR&D expense. We measure and recognize contingent consideration in the period in which the related milestone is achieved and becomes payable.

Total Other Income (Expense), Net

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income generated from cash equivalents and investments and realized and unrealized gains and losses on foreign currency transactions and interest expense related to our royalty obligation.

Income Taxes

Since our inception, we have not recorded income tax benefits for any of our deferred tax assets, including the net operating losses (“NOLs”) incurred or the research and development tax credits generated in each year, as we have concluded that it is more likely than not that these deferred tax assets will not be realized.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
Operating expenses:
Research and development	$34,402	$33,530	$872
General and administrative	13,178	7,454	5,724
Acquired in-process research and development	5,000	—	5,000
Total operating expenses	52,580	40,984	11,596
Loss from operations	(52,580)	(40,984)	(11,596)
Other income (expense), net:
Other income, net	1,081	2,378	(1,297)
Total other income (expense), net	1,081	2,378	(1,297)
Net loss	$(51,499)	$(38,606)	$(12,893)

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
Direct research and development expenses by program:
Obexelimab	$20,753	$21,326	$(573)
Other programs (ZB002 & ZB004)	467	384	83
Partnered regional programs (ZB001 & ZB005)	172	2,344	(2,172)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	12,467	9,049	3,418
Other expenses	543	427	116
Total research and development expenses	$34,402	$33,530	$872

Research and development expenses were $34.4 million for the three months ended September 30, 2025, compared to $33.5 million for the three months ended September 30, 2024. The increase of $0.9 million was primarily attributable to the following:

●	a $0.6 million decrease in costs related to the development of obexelimab, our lead product candidate, primarily driven by a $3.6 million decrease in manufacturing costs for clinical trial materials and partially offset by a $2.8 million increase in clinical trial and regulatory costs;
●	a $2.2 million decrease in costs related to our partnered regional programs, including a $1.9 million decrease related to ZB005 and a $0.3 million decrease related to ZB001, as a result of transitioning these programs to Tenacia and Zai, respectively; and

●	a $3.4 million increase in personnel costs, including a $2.2 million increase in salary and benefit related expense, primarily due to an increase in headcount, a $1.1 million increase in stock-based compensation expense, and a $0.1 million increase in external contractor expenses and other personnel costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
Personnel related expenses (including stock-based compensation)	$8,804	$4,866	$3,938
Legal and professional fees	2,608	1,512	1,096
Facilities	789	507	282
Other expenses	977	569	408
Total general and administrative expenses	$13,178	$7,454	$5,724

General and administrative expenses were $13.2 million for the three months ended September 30, 2025, compared to $7.5 million for the three months ended September 30, 2024. The increase of $5.7 million was primarily attributable to the following:

•

a $3.9 million increase in personnel costs, including a $3.3 million increase in stock-based compensation expense, and a $0.7 million increase in salary and benefit related expenses, primarily due to an increase in headcount associated with pre-commercialization activities partially offset by a $0.1 million decrease in contractor-related expenses.

•	a $1.1 million increase in professional fees, including legal, audit and tax expenses, primarily attributable to operating as a public company; and
•	a $0.7 million increase in facilities and other expenses, primarily attributable to facility, insurance and other variable costs related to operating as a public company.

Acquired In-Process Research and Development

Acquired in-process research and development was $5.0 million for the three months ended September 30, 2025 related to a deposit paid toward the $35.0 million upfront payment for the exclusive rights to develop and manufacture product candidates under the License Agreement with InnoCare.

Total Other Income (Expense), Net

Total other income (expense), net was $1.1 million for the three months ended September 30, 2025, was due to an increase in interest income related to our cash equivalents and investments, partially offset by interest expense related to our royalty obligation.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
Revenue:
License and collaboration revenue	$10,000	$—	$10,000
Total revenue	10,000	—	10,000
Operating expenses:
Research and development	$112,343	$89,982	$22,361
General and administrative	37,730	18,283	19,447
Acquired in-process research and development	5,000	—	5,000
Total operating expenses	155,073	108,265	46,808
Loss from operations	(145,073)	(108,265)	(36,808)
Other income (expense), net:
Fair value adjustments to convertible notes	—	(846)	846
Other income, net	7,593	4,727	2,866
Total other income (expense), net	7,593	3,881	3,712
Loss before income taxes	(137,480)	(104,384)	(33,096)
Income tax benefit	185	—	185
Net loss	$(137,295)	$(104,384)	$(32,911)

Revenue

For the nine months ended September 30, 2025, revenue increased $10.0 million, compared to the same period in 2024. The increase is related to the one-time non-refundable upfront cash payment under the Zai License Agreement that was recognized upon delivery of the license and related technology transfer. We did not recognize any license and collaboration revenue during the nine months ended September 30, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
Direct research and development expenses by program:
Obexelimab	$74,006	$56,408	$17,598
Other programs (ZB002 & ZB004)	1,204	1,850	(646)
Partnered regional programs (ZB001 & ZB005)	134	6,367	(6,233)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	35,548	24,210	11,338
Other expenses	1,451	1,147	304
Total research and development expenses	$112,343	$89,982	$22,361

Research and development expenses were $112.3 million for the nine months ended September 30, 2025, compared to $90.0 million for the nine months ended September 30, 2024. The increase of $22.4 million was primarily attributable to the following:

●	a $17.6 million increase in costs related to the development of obexelimab, our lead product candidate, primarily driven by a $11.2 million increase in clinical trial and regulatory costs and a $5.6 million increase in manufacturing costs for clinical trial materials;

●	a $6.2 million decrease in costs related to our partnered regional programs, including a $4.6 million decrease related to ZB005 and a $1.6 million decrease related ZB001, as a result of transitioning these programs to Tenacia and Zai, respectively; and
●	a $11.3 million increase in personnel costs, including a $7.2 million increase in salary and benefit related expenses, primarily due to an increase in headcount, a $3.7 million increase in stock-based compensation expense, and a $0.4 million increase in external contractor expenses and other personnel costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
Personnel related expenses (including stock-based compensation)	$25,261	$10,961	$14,300
Legal and professional fees	6,834	4,332	2,502
Facilities	2,494	1,557	937
Other expenses	3,141	1,433	1,708
Total general and administrative expenses	$37,730	$18,283	$19,447

General and administrative expenses were $37.7 million for the nine months ended September 30, 2025, compared to $18.3 million for the nine months ended September 30, 2024. The increase of $19.4 million was primarily attributable to the following:

•

a $14.3 million increase in personnel costs, primarily including a $9.7 million increase in stock-based compensation expense, a $4.4 million increase in salary and benefit related expense, primarily due to an increase in headcount associated with pre-commercialization activities, a $0.6 million increase in recruiting expense partially offset by a $0.4 million decrease in contractor-related expenses;

•	a $2.5 million increase in professional fees, including legal, audit and tax expenses, primarily attributable to operating as a public company; and
•	a $2.6 million increase in facilities and other expenses, primarily attributable to facility, insurance and other variable costs related to operating as a public company.

Acquired In-Process Research and Development

Acquired in-process research and development was $5.0 million for the nine months ended September 30, 2025, related to a deposit paid toward the $35.0 million upfront payment for the exclusive rights to develop and manufacture product candidates under the License Agreement with InnoCare.

Total Other Income (Expense), Net

Total other income (expense), net was $7.6 million for the nine months ended September 30, 2025, was due to an increase in interest income related to our cash equivalents and investments, partially offset by interest expense related to our royalty obligation.

Liquidity and Capital Resources

Overview

We have incurred significant operating losses since inception. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. As of September 30, 2025, we had $301.6 million in cash, cash equivalents, and investments and we had an accumulated deficit of $524.7 million. Additionally, on October 9, 2025, we closed a PIPE of 6,311,030 shares of common stock for gross proceeds of approximately $120.0 million, before deducting placement fees and other expenses. Through September 30, 2025, we have funded our operations primarily with gross proceeds of $358.0 million through the sale and issuance of our preferred stock, our convertible notes, as well as $65.0 million through our BMS Agreement, Tenacia Agreement and Zai Agreement, collectively, $75.0 million through our Royalty Purchase Agreement,  and from the sale of common stock in our IPO for which we received $234.3 million in net proceeds, after deducting underwriting discounts, commissions and other offering expenses.

Future Funding Requirements:

We expect that our available cash, cash equivalents and investments, as of September 30, 2025, together with the $120.0 million of gross proceeds from the PIPE received in October 2025 (Note 16, Subsequent Events), will be sufficient to fund our operating and capital expenditures into the fourth quarter of 2026, however it will not be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months from the filing of this Quarterly Report and accordingly have concluded that there is substantial doubt with respect to our ability to continue as a going concern. Our financial statements do not include any adjustments or changes in classification of assets or liabilities that may result from our possible inability to continue as a going concern. However, we expect to finance our operations through private or public equity financing, debt financing or other capital resources.

Our primary uses of capital are, and we expect to continue to be, third-party clinical research and development services, manufacturing costs, compensation and related expenses, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect.

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

●	the scope, timing, progress results and costs of our ongoing clinical studies and other research and development activities associated with the development of our other and future product candidates;
●	the costs, timing and outcome of regulatory review of product candidates;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive marketing approval;
●	the costs of establishing and maintaining arrangements with third-party manufacturers for the commercial supply of products that receive marketing approval, if any;
●	the costs and timing of manufacturing for obexelimab and other product candidates, including commercial manufacturing at sufficient scale, if any product candidate is approved, including as a result of inflation, any supply chain issues or component shortages;
●	the revenue, if any, received from commercial sale of our products, should any product candidates receive marketing approval;
●	the cash requirements of any future acquisitions or discovery of product candidates;
●	the cost and timing of attracting, hiring and retaining skilled personnel to support our operations and continued growth;
●	the cost of implementing operational, financial and management systems;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties on favorable terms, if at all;
●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
●	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, current or future product candidates, if any; and
●	the costs associated with operating as a public company, including legal, accounting or other expenses in operating our business.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(119,919)	$(81,120)
Net cash used in investing activities	(158,522)	(26,817)
Net cash provided by financing activities	74,437	411,105
Effect of exchange rate changes on cash and restricted cash	(263)	16
Net (decrease) increase in cash, cash equivalents and restricted cash	$(204,267)	$303,184

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $119.9 million, and was primarily due to our net loss of $137.3 million and a decrease of $11.2 million in accounts payable and a decrease of $0.8 million in prepaid expenses and other assets, partially offset by $18.8 million of stock-based compensation expense, a $5.0 million increase in accrued expenses, an adjustment to cash used in operations of $5.0 million related to acquired in-process research and development expense for a deposit paid toward the $35.0 million upfront payment under the License Agreement with InnoCare. The net increase in accrued expenses was primarily due to an increase in clinical study expenses, while the decrease in accounts payable was primarily due to the timing of vendor payments.

Net cash used in operating activities for the nine months ended September 30, 2024 was $81.2 million, and was primarily due to our net loss of $104.4 million, partially offset by $6.3 million increase in accounts payable, a $10.2 million increase in accrued expenses, a $0.5 million increase in prepaid expenses and other assets, a $0.8 million increase in the fair value of our BMS Note liability and $5.3 million of stock-based compensation expense. The increase in accrued expenses and accounts payable was primarily attributable to an increase in research and development expenses, while the increase in prepaid expenses and other assets was primarily due to the timing of vendor payments.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $158.5 million and consisted primarily of purchases of investments of $284.9 million and $5.0 million payment as a deposit toward the $35.0 million upfront payment under the License Agreement with InnoCare, partially offset by proceeds from sales and maturities of investments of $131.4 million.

Net cash used in investing activities for the nine months ended September 30, 2024 was $26.8 million and consisted of purchases of investments of $26.8 million and purchases of property and equipment of $0.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $74.4 million, resulting from $75.0 million in gross proceeds received in connection with the royalty obligation and $2.5 million of proceeds received from the exercise of stock options, offset by $3.3 million of payments related to deferred offering costs.

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

Material Cash Requirements for Known Contractual and Other Obligations

During the three months ended September 30, 2025, except as disclosed at Note 13 – Commitments and Contingencies, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. As of September 30, 2025, we had cash, cash equivalents and investments of $301.6 million.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar (“USD”). Our functional currency for Zenas BioPharma (HK) Limited, our wholly owned subsidiary in Hong Kong, is the USD, and our functional currency for Shanghai Zenas Biotechnology Co. Limited, our wholly-owned subsidiary in China, is the Chinese Yuan. Our functional currency for Zenas BioPharma GmbH, our wholly-owned subsidiary in Switzerland, is the Swiss Franc. The functional currency of our wholly-owned U.S. subsidiaries, Zenas BioPharma (USA) LLC and Zenas BioPharma Securities Corp., is the USD. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss as incurred. Realized foreign currency transaction gains (losses) were immaterial for the three and nine months ended September 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred, and will continue to incur, significant expenses related to the clinical development of our product candidates and ongoing operations. Our net losses for the three months ended September 30, 2025 and 2024, were $51.5 million and $38.6 million, respectively, and $137.3 million and $104.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $524.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance the development of our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate that our expenses increase and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and our working capital.

We anticipate that our expenses will increase substantially if, and as, we:

●	continue clinical development of obexelimab, orelabrutinib and our other programs;
●	advance our obexelimab and orelabrutinib programs and our other product candidates through preclinical development and clinical trials;
●	identify additional product candidates and acquire rights from third parties to those product candidates through licenses or acquisitions and conduct development activities, including preclinical studies and clinical trials;
●	make royalty, milestone or other payments under current, and any future, license or collaboration agreements;
●	procure the manufacturing of preclinical, clinical and commercial supply of our current or any future product candidates;
●	seek marketing regulatory approvals for our current or any future product candidates that successfully complete clinical trials;
●	commercialize our current or any future product candidates, if approved
●	take steps toward our goal of being an integrated biopharma company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;

●	attract, hire and retain qualified clinical, scientific, operations and management personnel;
●	seek to continue to develop, maintain and defend our intellectual property portfolio, including against third-party interference, infringement and other intellectual property claims, if any;
●	add and maintain operational, financial and information management systems;
●	attempt to address any competing therapies and market developments;
●	experience delays in our preclinical studies, clinical trials or regulatory approval for our current or any future product candidates, including with respect to failed studies, inconclusive results, safety issues or other regulatory challenges;
●	establish agreements with CROs and CMOs; and
●	incur additional costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance with an exchange listing and the Securities and Exchange Commission (the “SEC”) requirements, director and officer insurance premiums and investor relations costs.

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

The development of biopharmaceutical product candidates, including conducting preclinical studies and clinical trials, is a time consuming, capital-intensive and uncertain process. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to substantially increase in connection with our ongoing and future activities. If we obtain regulatory approval for obexelimab or other product candidates, we also expect to incur significant commercialization expenses related to manufacturing, marketing, sales and distribution of such products. Because the outcome of any clinical trial or preclinical study is uncertain, we cannot reliably estimate the actual amount of capital necessary to successfully complete the development and commercialization of obexelimab, orelabrutinib and other product candidates.

As of September 30, 2025, we had $301.6 million in cash, cash equivalents and investments. Based on our current operating plans, we do not expect that our existing cash, cash equivalents and investments will be sufficient to fund our operations and capital expenditure requirements for at least twelve months from the date of our condensed consolidated financial statements are issued and accordingly have concluded that there is substantial doubt with respect to our ability to continue as a going concern. Our financial statements do not include any adjustments or changes in classification of assets or liabilities that may result from our possible inability to continue as a going concern. However, we expect to finance our operations through private or public equity financing, debt financing or other capital resources.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

●	the scope, timing and progress of our ongoing obexelimab and orelabrutinib clinical studies and other research and development activities associated with the development of other and future product candidates;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to maintain our current research and development programs and to establish new programs;
●	the timing of and successful patient enrollment in, and the initiation and completion of, clinical trials;
●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA, or any comparable foreign regulatory authority;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	our ability to establish new licensing or collaboration arrangements;
●	the performance of our future collaborators, if any;
●	our ability to establish arrangements with third-party manufacturers for the commercial supply of products that receive marketing approval, if any;
●	development and timely delivery of commercial-grade drug formulations that can be used in our planned clinical trials and for commercialization;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	our ability to retain personnel and hire additional personnel and consultants as our business grows, including additional officers and clinical development, regulatory, chemistry, manufacturing and controls, quality and commercial personnel;
●	commercializing product candidates, if approved, whether alone or in collaboration with others;
●	the costs and timing of establishing or securing sales and marketing capabilities for our product candidates, if approved;
●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products; and
●	maintaining a continued acceptable safety profile of the product candidates following approval.

We expect that our commercial revenue, if any, will initially be derived from sales of obexelimab, which we do not expect to be commercially available for several years, if ever. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. For example, we entered into the Royalty Purchase Agreement with Royalty Pharma, pursuant to which we are eligible for certain milestone payments. Adequate additional financing may not be available to us on acceptable terms, or at all, including as a result of financial and credit market deterioration or instability, market-wide liquidity shortages, geopolitical events or otherwise. If we are unable to raise sufficient additional capital, we would be forced to curtail our planned operations and the pursuit of our growth strategy.

Raising additional capital may cause dilution to our stockholders, impose restrictions on our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, that we generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a holder of our common stock. For example, on October 9, 2025, we closed our private placement of 6,311,030 shares of common stock for gross proceeds of approximately $120.0 million, before deducting placement agent fees and other expenses. Any future debt or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

The Royalty Pharma Agreement contains covenants that impose on us certain obligations, including with respect to royalty payments, advancement of our obexelimab program and reporting of clinical, regulatory and commercial updates to Royalty Pharma and includes restrictions on intellectual property transfers and out-licenses. The Royalty Pharma Agreement also limits our ability to incur certain types of indebtedness prior to the consummation of a change of control and limits our ability to create or incur liens or dispose of certain assets related to obexelimab. Compliance with these covenants limits our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us. The Agreement may only be terminated by mutual written agreement of Royalty Pharma and us.

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

We expect to continue to rely, in part, on collaborators, CROs and clinical trial sites to conduct our clinical trials, including participant enrollment, and we have limited influence over their performance. We or our collaborators may experience delays in initiating or completing clinical trials and preclinical studies or other issues that delay or prevent our ability to receive marketing approval or commercialize our current and any future product candidates, including:

●	the FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies or impose additional requirements before permitting us to initiate a clinical trial;
●	the FDA or comparable foreign regulatory authorities, Institutional Review Boards (“IRBs”) or ethics committees may disagree with our study design, may require that we modify or amend our clinical trial protocols, or may not authorize us or our investigators to commence or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with trial sites and CROs, the terms of which can be subject to extensive negotiation and may vary significantly;

●	clinical investigators or clinical trial sites may deviate from trial protocols or Good Clinical Practice requirements (“GCPs”) or drop out of a trial, and we may need to add new investigators or sites;
●	our CROs may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, if at all;
●	the number of participants required for clinical trials may be larger than expected, enrollment in clinical trials may be slower than expected or participants may drop out or fail to return for post-treatment follow-up at a higher rate than expected;
●	we may observe unexpectedly high placebo response rates;
●	the cost of clinical trials and preclinical studies may be greater than we anticipate, or we may have insufficient funds to conduct such trial or study or to pay the substantial user fees required by the FDA upon the submission of a BLA or a New Drug Application (“NDA”);
●	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials or preclinical studies may be insufficient or inadequate to initiate or complete a given clinical trial;
●	our product candidates may have undesirable side effects or other unexpected characteristics that are viewed to outweigh their potential benefits;
●	reports from clinical testing of other similar therapies may raise safety, tolerability or efficacy concerns about our product candidates; and

●	clinical trials of our product candidates may fail to show appropriate safety, tolerability or efficacy, may produce negative or inconclusive results or may otherwise fail to improve on the existing standard of care, and we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies or we may decide to abandon product candidate development.

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

The timing of our clinical trials depends on our ability to recruit patients to participate in our studies as well as the dosing of such patients and completion of required follow-up periods. Participant enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the number and location of clinical sites, the proximity of participants to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, challenges in obtaining and maintaining participant consents, enrolled participants dropping out, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or biologics that may be approved for the indications being investigated by us. Rare or orphan diseases pose additional risk due to the difficulty identifying study subjects and ensuring each participant’s disease state meets the study parameters. Further, because screening for many of these diseases is not widely adopted, and because it can be difficult to diagnose these diseases in the absence of screening, it can be difficult to find patients who are eligible to participate in our studies or trials.

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

Our clinical trials of obexelimab are administered through subcutaneous (“SC”) injection. In the Phase 1 pharmacokinetic (“PK”) and relative bioavailability study of obexelimab administered either intravenously or subcutaneously, the most common related treatment emergent adverse events across all SC dose regimens were headache and injection site reactions. GI-related events seen with IV infusions were not observed in subjects who received SC formulation, but future studies may reveal similar issues. While we believe that obexelimab has the potential to offer benefits, including in regard to its side-effect profile, over B cell depleting agents, if obexelimab is shown to have adverse events, side effects or other safety or tolerability concerns, then our opportunity to disrupt the current standard of care will be limited.

The known potential risks of orelabrutinib, as observed in clinical trials in patients with B-cell malignancies and autoimmune disease, include those associated with BTK inhibitor treatment such as hepatotoxicity, hemorrhage, cytopenia, infection, malignancy, hypertension, and arrhythmia. In previous trials, two cases of elevated liver enzymes and bilirubin met Hy’s Law criteria. Both affected patients were asymptomatic and their liver markers normalized after treatment was discontinued. The FDA issued a partial clinical hold for the conduct of the ongoing RMS trial. Three other BTK inhibitors, including some those currently in development for progressive MS, were also placed on a partial clinical hold while under development in the U.S. for RMS. No development restrictions were placed by the EMA.

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

We have relied on, and continue to rely on, our licensing partners, such as Xencor and InnoCare, to have (i) conducted research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, (ii) accurately reported the results of all clinical trials conducted prior to our acquisition of the relevant product candidates and (iii) correctly collected and interpreted the data from these trials. If the research and development processes or the results of the development programs prior to our acquisition of our product candidates prove to be unreliable, this could result in increased costs and delays in the development of our product candidates, which could adversely affect any future revenue from such product candidates, if approved.

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

Our current product candidates, initially under development for treatment of various I&I indications would, if approved, face competition from existing approved immunological treatments, many of which have achieved commercial success. For example, we are currently developing obexelimab for the treatment of IgG4-RD, MS, and SLE. In April 2025, FDA approved UPLIZNA (inebilizumab-cdon) an anti-CD19 antibody, which is the first FDA-approved therapy for the treatment of IgG4-RD in adult patients. There are also two products approved for SLE, and a number of products approved for MS. Moreover, there are a number of product candidates in clinical development by other companies for IgG4-RD, MS, and SLE that may become available in the future.

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

Our clinical trials of our product candidates, even if successfully completed, may not be sufficient for marketing approval for the applicable indication.

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

If the FDA does not agree with our planned development strategies for any of our product candidates, the FDA may ultimately require us to conduct additional Phase 3 clinical trials prior to approval of that product candidate for a particular indication. In addition, the standard of care may change with the approval of new products in the same indications that we are studying. This may result in the FDA or other regulatory authorities requesting additional studies to show that our product candidate is superior to the new products.

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

Our current or future collaborations or licensing arrangements may not be successful. Additionally, we have partnered, and intend to further partner, with third parties with respect to the clinical development and commercialization, if approved, of certain of our programs in certain regions outside the U.S. and Europe, and we may not be successful in identifying, negotiating and executing partnerships. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
●	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
●	agreements with collaborators may not provide exclusive rights to use their intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
●	a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
●	the integration of any business or assets, including the InnoCare programs, may be disruptive, complex, risky and costly;
●	the grant of exclusive rights to our collaborators would prevent us from collaborating with others;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●	disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our future product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
●	collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable future product candidates;
●	collaborators may own or co-own intellectual property covering our product candidates that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
●	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

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

Our clinical trial results may not support approval and our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval, including due to the heterogeneity of patient populations, or apparent improvement in trial participants receiving placebo;
●	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or NDA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the U.S. or elsewhere;
●	the FDA or comparable foreign regulatory authorities may not approve our CMOs’ manufacturing process or facilities;
●	the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care is potentially different from the U.S.; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Because we have limited financial and managerial resources, we focus our development efforts on certain selected product candidates in certain selected indications. For example, we are initially focused on our lead product candidates, obexelimab, for the treatment of IgG4-RD, MS and SLE and orelabrutinib, for the treatment of PPMS and SPMS. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications for our existing product candidates that later prove to have greater commercial potential. Additionally, negative clinical trial results with respect to one indication of a product candidate may impact the potential or perception of other indications of the product candidate. Our resource allocation decisions may result in our failure to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We have never submitted a BLA or NDA for our product candidates to the FDA, or a similar marketing application to a comparable foreign regulatory authority, and our current or any future product candidates may not be successful in clinical trials or receive regulatory approval.

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

The manufacturing of our product candidates is complex, and our third-party manufacturers may encounter difficulties in production. If our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials, to obtain marketing approval, or to provide commercial supply of our products, if approved, could be delayed or halted.

Our product candidates include biopharmaceuticals and the process of manufacturing biopharmaceuticals is complex, time consuming, highly regulated and subject to multiple risks. Our CMOs must comply with legal requirements, current Good Manufacturing Practices requirements (“cGMPs”) and guidelines for the manufacturing of biopharmaceuticals used in clinical trials and, if approved, marketed products. Our CMOs may have limited experience in the manufacturing of cGMP batches of our products.

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

Scaling up a biopharmaceutical manufacturing process is a difficult and uncertain task and involves additional risks, including cost overruns, process scale-up, process reproducibility, stability issues, compliance with cGMPs, lot consistency and timely availability of sufficient quantity of raw materials. Even if we obtain regulatory approval for any of our product candidates, manufacturers may not be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our third-party manufacturers are unable, or decide not, to adequately validate or scale-up the manufacturing process at our current manufacturers’ facilities, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy. If our manufacturers are unable to produce sufficient quantities of drug substance and/or drug product for clinical trials or for commercialization, we will need to identify and negotiate with other CMOs an agreement for clinical and/or commercial supply, and it is not certain we will be able to come to agreement timely or on terms acceptable to us, which would likely jeopardize our ability to provide any product candidates to study subjects in clinical trials and products to patients, if approved.

Any delay or interruption in clinical trial supplies will likely delay the completion of planned clinical trials, increasing the costs associated with maintaining clinical trial programs and, depending upon the period of delay, could require new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products. We may also have to take inventory write-offs and incur other charges and expenses for product candidates or products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could adversely affect our business and delay or impede the development and commercialization of any of our product candidates or products, if approved, and could have an adverse effect on our business, financial condition, results of operations and prospects.

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

As a core part of our strategy, we intend to enter into strategic transactions, which could include acquisitions of companies, asset purchases and in-licensing and out-licensing of intellectual property. For example, we in-licensed the exclusive rights to develop and commercialize orelabrutinib, ZB021 and ZB022 from InnoCare in October 2025. Additionally, we in-licensed the exclusive rights to develop and commercialize obexelimab, ZB002 and ZB004 from Xencor, and, in August 2023, we entered into a strategic license and collaboration with BMS, pursuant to which we granted the exclusive rights to develop and, if approved, commercialize obexelimab in Japan, South Korea, Taiwan, Hong Kong, Singapore and Australia. The expected synergies in development programs, pipelines and other areas of focus between Zenas, InnoCare, Xencor and BMS may not be realized on a timely basis or at all, and there may be risks associated with the acquisition that we did not previously anticipate, such as unanticipated liabilities.

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

Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. However, the claims in our or our collaborators’ or licensors’ pending patent applications directed to composition of matter of our product candidates may not be considered patentable by the U.S. Patent and Trademark Office (“USPTO”) or by patent offices in foreign countries, or the claims in any of our or our licensors’ issued patents may not be considered valid and enforceable by courts in the U.S. or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product candidates for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, clinicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

Although we exclusively in-license patent portfolios from Xencor related to obexelimab, ZB002 and ZB004, and from InnoCare related to orelabrutinib, ZB021 and ZB022, we have no solely owned issued patents. Although the exclusively in-licensed patent portfolios contain pending patent applications, we may not obtain any issued patents from the pending applications directed to our product candidates. Claims in our U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign jurisdictions, or those of our licensors, may not be considered patentable by the USPTO, courts in the U.S. or by the patent offices and courts in foreign countries, and any issued claims may be found invalid or unenforceable if challenged. Additionally, our provisional applications may never result in issued patents. Accordingly, we or our licensors may never obtain issued patents or that any issued patents we or our licensors obtain may not provide us with any competitive advantage. Failure to obtain adequate patent protection for our product candidates and technology could adversely affect our business, financial condition, results of operations and prospects.

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

While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our product candidates, there may be times when the filing and prosecution activities for patents and patent applications relating to our product candidates are controlled by our licensors or collaboration partners. For example, under our license and collaboration agreements with Xencor, Xencor is responsible for patent prosecution of certain licensed intellectual property. In addition, under our license agreement with InnoCare, InnoCare is responsible for patent prosecution of certain licensed intellectual property in Greater China and Southeast Asia. If any of our current or future licensors or collaboration partners fails to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our future licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

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

Intellectual property rights of third parties could adversely affect our ability to commercialize our current or future product candidates, and we, our licensors or collaborators, or any future strategic partners may become subject to third party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights. We might be required to litigate or obtain licenses from third parties in order to develop or market our current or future product candidates. Such litigation or licenses could be costly or not available on commercially reasonable terms.

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

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional or international patent application filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products or product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of products or new product candidates, patents protecting such products or candidates might expire before or shortly after such products or candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient and continuing rights to exclude others from commercializing products similar or identical to ours. For example, the patent covering obexelimab’s composition of matter expires in May 2028, excluding any extension of patent term that may be available. In addition, the patent covering orelabrutinib’s composition of matter expires in September 2034, excluding any extensions of patent term that may be available.

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

If approved, our product candidates may face competition from biosimilar or generic products approved through abbreviated regulatory pathways.

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) was enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), to establish an abbreviated pathway for the approval of biological products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of non-patent data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as their BLA does not rely on the reference product or sponsor’s data or submit the application as a biosimilar application.

With respect to drugs, including small molecule products, the Federal Food Drug and Cosmetic Act (“FDCA”) provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of a NDA for a new chemical entity (“NCE”), including small molecule products. A drug is a NCE if the FDA has not previously approved an NDA for any other new drug containing the same active ingredient. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right to reference all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving Abbreviated New Drug Applications (“ANDAs”) or 505(b)(2) NDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Laws regarding exclusivity protections are complex and continue to be interpreted by the FDA. Any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our product candidates.

We believe that any product candidates we develop that is approved in the U.S. as a biological product under a BLA should qualify for the 12-year period of exclusivity and that any product candidate we develop that is approved as a NCE under an NDA should qualify for the 5-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidate to be a reference product for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The approval of a biosimilar or a generic of our product candidates could have a material adverse impact on our business due to increased competition and pricing pressure.

If competitors are able to obtain regulatory approval for biosimilars or generics referencing our product candidates, our product candidates may become subject to competition from such biosimilars or generics, with the attendant competitive pressure and consequences.

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

Our company has no prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and comparable foreign regulatory authorities use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from preclinical studies and clinical trials is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether additional legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. Any elongation or de-prioritization of preclinical studies or clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of obexelimab, orelabrutinib or any of our other product candidates or any future product candidates.

Further, the FDA and its foreign counterparts may respond to any BLA or NDA that we may submit by requesting additional data or studies that we do not anticipate. Such responses could delay clinical development of our product candidates or any future product candidates. The FDA also may consider its approvals of competing products, which may alter the treatment landscape, and which may lead to changes in the FDA’s review requirements that have been previously communicated to us and our interpretation thereof, including changes to requirements for clinical data or clinical trial design. Such changes could delay approval or necessitate withdrawal of our BLA or NDA submissions.

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

The ability of the FDA and comparable foreign regulatory authorities to review and approve new products is affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the regulatory authority’s ability to perform routine functions. Average review times at the FDA and other regulatory authorities have fluctuated in recent years. In addition, government funding of other authorities and agencies that fund research and development activities is subject to the political process, including government shutdowns, which is inherently fluid and unpredictable.

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

Disruptions at the FDA and other regulatory authorities may also slow the time necessary for new biologics or small molecules or modifications to approved or licensed biologics or small molecules to be reviewed and/or approved, which would adversely affect our business. For example, the current Trump administration appears to be focused on decreasing spending in the federal government, including through significant staff reductions. Any significant staff reductions at FDA could impact the agency’s ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. Although it has not been reported that there have been reductions in the workforce, at the review or inspection divisions of the FDA, any such reductions could extend BLA and NDA review timelines, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications. Over the last several years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA resumed standard inspection operations of domestic facilities where feasible, future pandemics may lead to similar inspectional delays. If the current government shutdown continues or any future prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Further, there has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in addition to the IRA drug pricing reforms, federal legislation enacted in 2021 eliminates the statutory cap on Medicaid drug rebate program rebates (currently set at 100% of a drug’s “average manufacturer price”), which became effective January 1, 2024. More recently, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs and increasing drug importation. As another example, in May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored-nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients), prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the U.S., and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. Many of these reform initiatives will require additional legal and/or administrative action to implement. Other healthcare reform efforts or actions under the current presidential administration may affect access to healthcare coverage or the funding of healthcare benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the budget reconciliation legislation known as the “Big Beautiful Bill Act,” including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace, will increase the number of uninsured by 16 million by 2034. The nature and extent of future healthcare reforms cannot be predicted. There is significant uncertainty regarding the nature or impact of any drug pricing or broader healthcare reform implemented by the current presidential administration through executive act or by Congress and the extent to which such action may be subject to litigation or other challenges.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the U.S. or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, hospitals and health systems are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products outside the U.S., to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Significant political, trade, regulatory developments, including changes in relations between the U.S. and China, and other circumstances beyond our control, may adversely impact our business, financial condition, and results of operations.

Various political, trade, or regulatory developments have, and could further, adversely affect our business and the results of our operations and financial condition. For example, recent actions and statements by the governments of the U.S. and China, including those relating to the imposition or threatened imposition of tariffs, or potential increases to tariffs, affecting certain products manufactured in China, have impacted, and may continue to impact, companies like us who rely on suppliers and other commercial partners with significant operations in China. For example, while we have selected new CMOs in the U.S. to establish additional sources of supply for obexelimab, currently we import from China certain drug substance, drug product and other components, and such imports are subject to existing tariffs and may be impacted by additional tariffs. Currently, many of our suppliers primarily operate outside of the U.S., including our current sole CMO for obexelimab, WuXi Biologics, and our collaboration partner InnoCare for supply of orelabrutinib, which provide services to us from facilities located in China, and increases in tariffs could result in increased costs. As a result, we are subject to risks associated with political, trade, regulatory developments with respect to such countries, and between the U.S. and such countries. Any unfavorable legislation, regulations, executive orders, government policies on cross-border relations and/or international trade, including increased scrutiny on certain of our suppliers with significant China-based operations, capital controls, or tariffs, may have an adverse effect on our business, financial condition, and results of operations. For example, in March and April 2025, the U.S. imposed tariffs on, or increased the tariff rates applicable to, imports from many foreign countries. In response to these tariffs, a number of other countries have threatened or implemented retaliatory tariffs on U.S. goods. Political tensions resulting from trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Further, supply chain disruptions and delays as a result of tariff policies or trade restrictions could also negatively impact our cost of materials and processes. Such changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

Risks Related to Our Reliance on Third Parties

We currently rely on single third-party manufacturers, WuXi Biologics, and our collaboration partner, InnoCare, to supply our product candidates, including certain drug substances and drug products used in our product candidates. If we are unable to source these supplies on a timely basis, at sufficient quantities or at acceptable quality or prices, establish longer-term contracts with our CMOs, or our third-party manufacturers fail to comply with applicable regulatory requirements, we will not be able to complete our clinical trials on time and the development of our product candidates may be delayed.

We do not own or operate facilities for drug manufacturing, storage, distribution or quality testing. We currently rely on single third-party manufacturers, WuXi Biologics for supply of obexelimab, and our collaboration partner, InnoCare for supply of orelabrutinib, both of which are located in China, to manufacture and supply the drug substances and drug products for our product candidates, and we currently do not have any redundant supply outside of WuXi Biologics, and InnoCare, for drug substance and drug product. Reliance on third-party manufacturers exposes us to different risks than if we were to manufacture product candidates ourselves. While we believe our current inventory of drug substance and drug product will be sufficient to complete our ongoing trials of obexelimab, our preclinical and clinical development product supplies may be limited, interrupted, terminated or be of unsatisfactory quality or unavailable at acceptable prices. WuXi Biologics does not solely hold any of the necessary intellectual property, technology or know-how required to manufacture our product candidates. However, while we are able to transfer our manufacturing process of our product candidates to another CMO without the involvement of WuXi Biologics, establishing additional or replacement suppliers for these supplies, and obtaining regulatory clearance or approvals that may result from adding or replacing suppliers, could take a substantial amount of time, result in increased costs and impair our ability to produce our products, which would adversely impact our business, financial condition, results of operations and prospects.

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

Our reliance on third parties reduces our control over our development activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable trial protocol and legal, regulatory and scientific standards. For example, we remain responsible for ensuring that each of our preclinical studies are conducted in accordance with good laboratory practices and clinical trials are conducted in accordance with GCPs. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections once a BLA or NDA is submitted to the FDA) of trial sponsors, clinical investigators, trial sites and certain third parties, including CROs. If we, our CROs, clinical trial sites or other third parties fail to comply with applicable GCP or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. Moreover, our business may be significantly impacted if our CROs, clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We are currently party to license and collaboration agreements with Xencor, InnoCare and BMS, and we expect to enter into similar strategic transactions in the future. Our current or any future collaborators may act in a manner that is adverse to our best interests and our interests may conflict with theirs, including concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. Any disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenue: disputes regarding milestone payments or royalties; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the collaborator to cooperate in the development or manufacture of a product candidate, including providing us with data or materials; unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the agreement.

Our rights to develop and commercialize our product candidates are subject, in large part, to the terms and conditions of licenses granted to us by others, such as Xencor and InnoCare. If we fail to comply with our obligations in the agreements under which we in-license or acquire development or commercialization rights to product candidates, or data from third parties, we could lose such rights that are important to our business.

We are heavily reliant upon licenses to certain patent rights and other intellectual property that are important or necessary to the development of our current or future product candidates. For example, we depend on licenses from Xencor for certain intellectual property relating to the development and commercialization of obexelimab, ZB002 and ZB004 and InnoCare for certain intellectual property relating to the development and commercialization of orelabrutinib, ZB021 and ZB022. However, we have no development and commercialization rights for obexelimab in Japan, South Korea, Taiwan, Hong Kong, Singapore, and Australia, all of which rights have been sublicensed to BMS.

Xencor or InnoCare may have relied upon, and any future licensors may rely upon, third-party companies, consultants or collaborators, or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If our licensors, including Xencor or InnoCare, fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize our current or future product candidates that are or may be the subject of such licensed rights could be adversely affected. Further development and commercialization of our product candidates and development of any future product candidates may require us to enter into additional license or collaboration agreements. For example, our licensors or other third parties may obtain intellectual property covering our current or future product candidates which we have not licensed. Our future licenses may not provide us with exclusive rights to use the licensed patent rights and other intellectual property licensed thereunder, or may not provide us with exclusive rights to use such patent rights and intellectual property in all relevant fields of use and in all territories in which we wish to develop or commercialize our current or future product candidates.

In spite of our efforts, Xencor or InnoCare or any future licensors might conclude that we are in material breach of obligations under our license agreements and may therefore have the right to terminate the license agreements, thereby removing our ability to develop and commercialize product candidates and technology covered by such license agreements. If such in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, our competitors would have the freedom to seek regulatory approval of, and to market, products identical to our product candidates and the licensors to such in-licenses could prevent us from developing or commercializing product candidates that rely upon the patents or other intellectual property rights which were the subject matter of such terminated agreements. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses and compete with our existing product candidates. Any of these events could adversely affect our business, financial condition, results of operations, and prospects.

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

The operations of our suppliers, many of which are located outside of the U.S., including our current sole CMO for drug substance and drug product, WuXi Biologics, and our collaboration partner, InnoCare, both of which are located in China, are subject to additional risks that are beyond our control and that could harm our business, financial condition, results of operations and prospects.

Currently, many of our suppliers primarily operate outside of the U.S., including our current sole CMO, WuXi Biologics, and our collaboration partner, InnoCare, both of which provide services to us from facilities located in China. As a result, we are subject to risks associated with doing business abroad, including:

●	geopolitical tensions, political unrest, terrorism, labor disputes and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured, particularly China;
●	the imposition of new laws and regulations, including those relating to labor conditions and safety standards, information and data transfer, imports, duties, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds, particularly new or increased tariffs imposed on imports, and as a result supply-related costs, from countries where our suppliers operate, including China, pursuant to our master services or commercial supply agreements with WuXi Biologics, or our clinical supply arrangement with InnoCare, as well as tariffs that impact the biopharmaceutical industry generally;
●	greater challenges and increased costs with enforcing and periodically auditing or reviewing our suppliers’ and manufacturers’ compliance with cGMPs or status acceptable to the FDA or comparable foreign regulatory authorities;
●	reduced protection for intellectual property rights, including trade secret protection, in some countries, particularly China;
●	disruptions in operations due to global, regional, or local epidemics, pandemics and other public health crises, or other emergencies or natural disasters;
●	disruptions or delays in shipments; and
●	changes in local economic conditions in countries where our manufacturers or suppliers are located.

If enacted, the BIOSECURE Act, which was initially introduced in Congress in 2024, would prohibit U.S. federal agencies from entering into or renewing a contract with any company that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of that contract. This legislation would restrict the ability of biopharmaceutical companies that enter into contracts with or receive funding from U.S. federal agencies from purchasing services or equipment from certain Chinese biotechnology companies, including those that are specifically named in the proposed BIOSECURE Act. While prior versions of the BIOSECURE Act, named WuXi Biologics as a “biotechnology company of concern,” the most recent version of the BIOSECURE Act, which was passed by the Senate in October 2025, does not specifically name WuXi Biologics.

If adopted into law, the BIOSECURE Act in its most recent form would not prevent us from sourcing drug product from WuXi Biologics for clinical use, and we believe our current inventory of drug substance and drug product will be sufficient to complete our ongoing trials of obexelimab. Depending on the final language of the BIOSECURE Act, and how the law is interpreted by U.S. federal agencies, however, we could be potentially restricted from pursuing U.S. federal government business or government reimbursement for our products manufactured by WuXi Biologics or other suppliers or partners if they are determined to be “biotechnology companies of concern.” Additionally, the legislation could adversely impact WuXi Biologics’ operations or financial position, which, in turn, could impact its ability to supply us with product in the future. We may also face additional manufacturing and supply-chain risks due to the regulatory and political structure of China, or due to the deterioration of the relationship between China and the U.S., including but not limited to potential sanctions imposed by the U.S. government on WuXi Biologics, or any of the other countries in which our products are marketed.

We have selected new CMOs in the U.S. to establish additional sources of supply for drug substance and drug product for both commercial and clinical use with third-party manufacturers that are not affiliated with WuXi Biologics or another “biotechnology company of concern” identified in the proposed BIOSECURE Act. However, establishing new manufacturers requires significant effort and time and any delay in securing, or inability to secure, a commercial supplier of drug substance or drug product for a product candidate, if approved, including as a result of delays in contracting, technology transfer, production of validation batches or obtaining an inspection by the FDA or other applicable foreign regulatory authorities, would delay commercialization timelines or prevent commercial sales if manufacturers cannot be qualified. For additional information on risks related to our current reliance on a sole manufacturer, please see “— Risks Related to Our Reliance on Third Parties — We currently rely on a single third-party manufacturer, WuXi Biologics, and our collaboration partner, InnoCare, to supply our product candidates, including certain drug substances and drug products used in our product candidates. If we are unable to source these supplies on a timely basis, at sufficient quantities or at acceptable quality or prices, establish longer-term contracts with our CMOs, or our third-party manufacturers fails to comply with applicable regulatory requirements, we will not be able to complete our clinical trials on time and the development of our product candidates may be delayed.”

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

Since shares of our common stock were sold in our IPO in September 2024 at a price of $17.00 per share and through October 31, 2025, the closing price per share of our common stock on Nasdaq has ranged from $6.43 to $31.80. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of October 31, 2025, we had 53,679,166 shares of common stock outstanding. Of these shares, 48,679,166 may be resold in the public market immediately, including 6,311,030 shares of common stock issued in a PIPE that we have registered on Form S-3 ASR for resale, unless the shares are held by our affiliates who are subject to volume limitations under Rule 144.

Additionally, holders of an aggregate of 26,557,087 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Further, pursuant to the terms of the InnoCare Registration Rights Agreement, we are obligated to file a registration statement prior to October 7, 2026 to register for resale the aggregate of 7,000,000 shares of our common stock currently issued and expected to be issued to InnoCare in connection with our collaboration with InnoCare (the “InnoCare Shares”). However, InnoCare may not sell any of the InnoCare Shares until October 7, 2026, and thereafter may not transfer InnoCare Shares during any one month in an amount that exceeds the greater of (i) one percent of the outstanding common stock as most recently reported by us publicly and (ii) the average weekly reported volume of trading in the common stock during the four preceding calendar weeks.

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

Our directors, executive officers and greater than 5% stockholders and their affiliates, in the aggregate, beneficially own shares representing approximately 67% of our outstanding common stock as of September 30, 2025 and approximately 64% as of October 31, 2025, post InnoCare and PIPE transactions. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which other stockholders may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of Zenas BioPharma, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 16, 2024, File No. 001-42270)

3.2	Amended and Restated Bylaws of Zenas BioPharma, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on September 16, 2024, File No. 001-42270)

10.1+	Revenue Participation Right Purchase and Sale Agreement, by and between Zenas BioPharma, Inc. and Royalty Pharma Investments 2019 ICAV, dated September 2, 2025

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: November 12, 2025

ZENAS BIOPHARMA, INC.

By:	/s/ Leon O. Moulder, Jr.
Name:	Leon O. Moulder, Jr.
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Fox
Name:	Jennifer Fox
Title:	Chief Business Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)