Form 10-K
period 2025-12-31
Zenas BioPharma, Inc.
filed 2026-03-16
CIK 1953926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☒ No ☐

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, based on the last reported sale price of the Registrant’s common stock of $9.69 per share was $259.3 million.

The number of shares of the Registrant’s Common Stock outstanding as of February 28, 2026 was 57,361,260.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

●	the commercial opportunities stemming from the development of our product candidates for multiple immunology and inflammation (“I&I”) diseases;
●	our ability to develop and, if approved, ultimately commercialize our product candidates and, with partners, our other programs;
●	our ability to obtain or maintain orphan drug designation for certain of our product candidates;
●	the initiation, timing, progress, results, and cost of our development programs, and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of our clinical trials, and the period during which the results of the trials will become available;
●	the success, cost and timing of our clinical development of our product candidates;
●	our ability to establish clinical differentiation of our product candidates;
●	our ability to develop product candidates that have broad therapeutic potential;
●	our ability to utilize our business development strategy and expertise to build a balanced portfolio;
●	our ability to build our operational and commercial capabilities for supplying and marketing our products, if approved, in key markets;
●	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	the trading volume of our common stock;
●	an inability to obtain additional funding and make borrowings under our agreement with BioPharma Credit PLC (the “Collateral Agent”), BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon Advisors, LP (collectively, “Pharmakon”), and the guarantors party to such agreement (the “Loan Agreement”);
●	our ability to initiate, recruit and enroll patients in and conduct our clinical trials at the pace that we project;
●	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations or warnings in the label of any of our product candidates, if approved;
●	our reliance on third parties to manufacture drug substance and drug product for use in our clinical trials;
●	our ability to retain and recruit key personnel;
●	our ability to obtain and maintain adequate intellectual property rights;
●	our expectations regarding government and third-party payor coverage and reimbursement;

●	the impact of current and future healthcare reforms, including those affecting the delivery of or payment for healthcare products and services;
●	our expectations regarding federal, state and foreign regulatory requirements;
●	other governmental legislation and regulation, as well as adverse effects from a shutdown of the U.S. government;
●	our estimates of our expenses, ongoing losses, capital requirements and our needs for or ability to obtain additional financing;
●	our existing cash and the sufficiency of our existing cash and proceeds from future capital-raising efforts, if any, to fund our future operating expenses and capital expenditure requirements;
●	our ability to continue as a going concern;
●	the potential benefits of strategic collaboration agreements;
●	our ability to identify and enter into strategic collaborations or arrangements, including potential business development opportunities and potential licensing partnerships, and our ability to attract collaborators with development, regulatory and commercialization expertise;
●	sales of our stock by us, our insiders or our stockholders;
●	our expectations regarding the time during which we will be an emerging growth company and smaller reporting company under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”);
●	general economic, industry, geopolitical and market conditions, such as military conflict or war, inflation and financial institution instability, tariffs and other trade measures, or pandemic or epidemic disease outbreaks, many of which are beyond our control;
●	additions or departures of senior management, directors or key personnel;
●	our financial performance;
●	developments and projections relating to our competitors or our industry; and
●	other risks and uncertainties, including those included in the section titled “Risk Factors.”

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks of which investors should be aware before making an investment decision. These risks are discussed more fully in Part I, Item 1A. “Risk Factors” in this Annual Report. These risks include the following:

●	We are a clinical stage biopharma company with a limited operating history and no products approved for commercial sale; we have incurred substantial losses since our inception, and we anticipate incurring substantial and increasing losses for the foreseeable future;
●	We will require substantial additional financing to achieve our goals, and failure to obtain additional capital when needed, or on acceptable terms, would cause us to delay, limit, reduce or terminate our product development efforts;
●	Raising additional capital may cause dilution to our stockholders, imposing restrictions on our operations or require us to relinquish rights to our product candidates;
●	Clinical development is lengthy and expensive, characterized by uncertain outcomes, with results of earlier studies and trials often failing to predict future trial results or results in other indications of a product candidate. We may incur additional costs or experience delays in completing, or fail to complete, the development and commercialization of our current product candidates or any future product candidates;
●	Delays or difficulties in the enrollment and dosing of patients in clinical trials, delay or prevent receipt of necessary regulatory approvals;
●	Any significant adverse events or undesirable side effects caused by our product candidates may delay or prevent regulatory approval or market acceptance of our product candidates, or result in significant negative consequences following marketing approval, if any;
●	We face potential competition from different sources that have made substantial investments into the rapid development of novel treatments for immunological indications, including large and specialty pharmaceutical and biotechnology companies, many of which already have approved therapies in our current indications and have achieved commercial success or may be more successful than our product candidates;
●	We may not realize the benefits of our current or future collaborations or licensing arrangements and may be unsuccessful in consummating future partnerships;
●	Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize any product candidate in the U.S. or any other jurisdiction, and any such approval may be for a more narrow indication than we seek;
●	We are dependent on the services of our senior management and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer;
●	Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report;
●	We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business;
●	The manufacturing of our product candidates is complex, and our third-party manufacturers may encounter difficulties in production. If our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials, to obtain marketing approval, or to provide commercial supply of our products, if approved, could be delayed or halted;
●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates or any future product candidates we may develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully develop and commercialize our product candidates may be adversely impacted;
●	We have relied and expect to continue to rely on third parties to conduct our preclinical studies and clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss deadlines or terminate the relationship, our development programs could be delayed, more costly or unsuccessful, and we may never be able to seek or obtain regulatory approval for or commercialize our product candidates;
●	Our rights to develop and commercialize our product candidates are subject, in large part, to the terms and conditions of licenses granted to us by others, such as Xencor, Inc. (“Xencor”) and InnoCare Pharma Inc. (“InnoCare”). If we fail to comply with our obligations in the agreements under which we in-license or acquire development or commercialization rights to product candidates, or data from third parties, we could lose such rights that are important to our business;
●	The operations of our suppliers, many of which are located outside of the U.S., including our current sole contract manufacturing organization (“CMO”) for obexelimab drug substance and drug product, WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) and our collaboration partner, InnoCare, which are both located in China, are subject to additional risks that are beyond our control and that could harm our business, financial condition, results of operations and prospects;
●	Our indebtedness resulting from our Loan Agreement with Pharmakon or future indebtedness could adversely affect our financial condition or restrict our future operations;
●	An active and liquid trading market for our common stock may not be sustained; and
●	The market price of our common stock may be volatile, which could result in substantial losses for investors.

If we are unable to adequately address these and other risks we face, our business, results of operations, financial condition and prospects may be harmed.

NOTE REGARDING TRADEMARKS

The Zenas BioPharma word mark, logo mark, and the “lightning bolt” design are trademarks of Zenas BioPharma, Inc. or its affiliated companies.

We have, in certain cases, omitted the ® and ™ designations for these trademarks used in this Annual Report. Nevertheless, all rights to such trademarks are owned by Zenas BioPharma, Inc. or its affiliates. Other trademarks referenced in this Annual Report are the property of their respective owners.

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

Our lead I&I product candidate, obexelimab, is a bifunctional monoclonal antibody designed to bind both CD19 and FcγRIIb, which are broadly present across B cell lineage, in order to inhibit the activity of cells that are implicated in many autoimmune diseases without depleting them. Based on existing clinical data generated to date, we believe that targeting B cell lineage via CD19 and FcγRIIb can inhibit B cells and has been shown to be well-tolerated. While anti-CD20 or other anti-CD19 targeting agents may effectively deplete B cells in systemic circulation, these agents do not fully impact B cells in relevant tissue, and the intermittent dosing regimens of these agents may not provide optimal benefits for all patients. In addition, anti-CD20 and other anti-CD19 targeting agents may cause prolonged depletion of circulating B cells for six months or longer, placing patients at higher risk of opportunistic infections and potentially reducing their ability to respond to, and receive full benefit from, vaccines. We believe obexelimab’s mechanism of action and chronic dosing regimen may broadly and effectively address the pathogenic role of B cell lineage in chronic autoimmune disease. Across eight clinical trials, including INDIGO and MoonStone, in which 383 subjects were dosed, obexelimab was well-tolerated and demonstrated clinical activity that we believe provides POC for obexelimab as a B cell inhibitor for the treatment of patients living with certain autoimmune diseases and, together with its mechanism of action, positions obexelimab to be a potentially differentiated B cell therapy for the treatment of such patients.

We believe obexelimab holds the potential to provide meaningful clinical benefit for patients in multiple I&I indications.  We are developing obexelimab as a potential I&I franchise for patients in several autoimmune diseases, representing substantial commercial opportunities, individually and in the aggregate. The first three indications we are pursuing include immunoglobulin G4-related disease (“IgG4-RD”) through a registration-directed Phase 3 trial which reported topline data in January 2026, and relapsing multiple sclerosis (“RMS”), through a Phase 2, double-blind, randomized, placebo-controlled trial which reported topline data in October 2025, and systemic lupus erythematosus (“SLE”) through an ongoing Phase 2, double-blind, randomized, placebo-controlled trial for which we expect to report topline results, including biomarker data, in the fourth quarter of 2026. We estimate that each of these potential indications represent a multi-billion-dollar commercial opportunity in the U.S. alone.

In January 2026, we reported positive results from the Phase 3 trial of obexelimab in patients with IgG4-RD (the “INDIGO”) trial. Obexelimab met the primary endpoint, demonstrating a highly statistically significant and clinically meaningful 56% reduction in the risk of IgG4-RD flare compared to placebo (Hazard Ratio 0.44, p=0.0005) and also met and demonstrated highly statistically significant activity compared to placebo on all four key secondary endpoints. Obexelimab was well tolerated with a safety profile consistent with that observed in previously completed clinical trials. Based on these results, we plan to submit the obexelimab Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for the treatment of IgG4-RD in the second quarter of 2026. We also intend to submit a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) in the second half of 2026.

In October 2025, we reported that the Phase 2 trial for RMS (“MoonStone”) met its 12-week primary endpoint, demonstrating a highly statistically significant 95% relative reduction in the cumulative number of new gadolinium-enhancing (“GdE”) T1 hyperintense lesions over week 8 and week 12 compared with placebo (p=0.0009).

In February 2026, we reported the 24-week data from MoonStone trial which confirmed the reductions in total GdE T1 hyperintense lesions observed with obexelimab over weeks 8 and 12 were maintained through week 24; unadjusted mean numbers of new lesions per scan were 0.87 at baseline, 0.08 at week 12 and 0.04 at week 24 for obexelimab indicating a 95% reduction.

In addition to obexelimab, we are developing orelabrutinib, a Bruton’s Tyrosine Kinase inhibitor (“BTK”), for progressive forms of multiple sclerosis. Orelabrutinib is a highly selective and central nervous system (“CNS”)-penetrant, oral small molecule BTK inhibitor. Orelabrutinib is designed to bind irreversibly to BTK with minimal off-target effects, which may potentially reduce certain side effects. We believe orelabrutinib is designed to efficiently cross the blood-brain barrier, reaching therapeutic levels within the CNS to directly target inflammation in diseases like Multiple Sclerosis (“MS”).

We are advancing orelabrutinib in a global, Phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial in patients with Primary Progressive Multiple Sclerosis (“PPMS”), the (“PriMroSe”) trial, and we plan to initiate a second global, Phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial evaluating orelabrutinib in patients with non-active Secondary Progressive Multiple Sclerosis (“non active SPMS”), the (“Monarch”) trial in the first quarter of 2026.

We also have two early-development product candidates: ZB021 and ZB022. ZB021 is an oral IL-17AA/AF inhibitor designed to block both IL-17AA homodimer and IL-17AF heterodimer signaling. We expect Phase 1 clinical study initiation in 2026.

ZB022 is an oral, brain-penetrant tyrosine kinase 2 (“TYK2”)-JH2 inhibitor, currently in Investigational New Drug (“IND”)-enabling studies. Subject to the results of the IND-enabling studies, we expect to submit an IND application for ZB022, and if cleared, initiate a Phase 1 clinical study in 2026.

In addition, we have two other programs for the potential treatment of other I&I indications that we may continue to advance and ultimately commercialize with partners. These consist of ZB002 (an anti-TNFα monoclonal antibody) and ZB004 (a CTLA-4-Ig fusion). We retain global rights for both assets. In addition, we hold the development and commercialization rights to one regional program, ZB001 (also known as VRDN-001, an insulin-like growth factor-1 receptor (“IGF-1R”) monoclonal antibody and related programs, which were exclusively sublicensed to a partner in greater China.

To date, we have no product candidates approved for commercial sale in any country and have not generated any revenue from product sales.

Pipeline

We are developing obexelimab, orelabrutinib and other product candidates for the treatment of several I&I diseases summarized in the pipeline figure below:

1. Bristol Myers Squibb & Co. holds exclusive development and commercialization rights for obexelimab in Japan, South Korea, Taiwan, Hong Kong, Singapore, Australia.

2. InnoCare territories

Obexelimab Overview

Obexelimab was engineered to mimic the natural antigen-antibody complex for the inhibition of B cells. By targeting CD19, obexelimab is designed to inhibit a broader B cell population, including plasmablasts and the subpopulation of CD19 expressing plasma cells, each of which produces high amounts of auto-antibodies. Co-engagement of CD19 and FcγRIIb by obexelimab has been shown to inhibit B cell activity, including antibody production, proliferation, cytokine secretion, B cell differentiation, and antigen presentation to T cells. In addition, obexelimab is designed to inhibit rather than destroy or deplete B cell lineage. Other anti-CD19 and CD20 targeting antibodies rely on antibody-dependent cell-

mediated cytotoxicity (“ADCC”), complement-dependent cytotoxicity (“CDC”) and/or apoptosis or programmed cell death as a key component of their mechanism of action. ADCC, CDC and apoptosis activity are generally lower in disease-relevant tissue than the peripheral blood. In addition, in clinical practice other CD19 and CD20 targeted antibodies are typically dosed once every six months which has demonstrated efficacy, but may not provide sustained benefit in all patients due to variability in B cell depletion and recovery. The obexelimab mechanism of action and chronic dosing regimen may more broadly and effectively address the pathogenic role of B cell lineage in chronic autoimmune disease and has the potential to show greater clinical benefits, especially over a longer course of maintenance treatment.

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

Obexelimab has been evaluated in eight clinical trials in which a total of 383 subjects have received obexelimab either as IV infusion (n=158) or as a subcutaneous (“SC”) injection (n=225). Obexelimab was well-tolerated across these eight trials and demonstrated PK, as well as clinical activity providing POC in multiple I&I indications. Based on this clinical data, we believe obexelimab could have potential advantages over anti-CD19 and -CD20 targeted depleting agents.

We are also developing ZB014, an anti-CD-19 and FcγRIIb monoclonal antibody designed to extend half-life, which is currently being evaluated in pre-clinical studies.

Orelabrutinib Overview

Orelabrutinib, also known as ZB020, is a highly selective and CNS-penetrant, oral small molecule BTK inhibitor. Orelabrutinib is designed to bind irreversibly to BTK with minimal off-target effects, compared to certain other BTK inhibitors, which may potentially reduce certain side effects. We believe orelabrutinib is designed to efficiently cross the blood-brain barrier, reaching therapeutic levels within the CNS to directly target inflammation in diseases like MS. This CNS penetration may be important for addressing the underlying disease pathology of progressive forms of MS, which is characterized by compartmentalized neuroinflammation and neurodegeneration. The mechanism of action of BTK inhibitors targets not only pathogenic B cells in the periphery, but also those in the CNS, as well as macrophages and microglial cells addressing the key pathogenic drivers of progressive MS.

Early-Development Product Candidates: ZB021 and ZB022

ZB021 is an oral small molecule IL-17AA/AF inhibitor designed to block both IL-17AA homodimer and IL-17AF heterodimer signaling, ZB022 is an oral small molecule, brain-penetrant TYK2-JH2 inhibitor.

Preclinical studies for ZB021 have shown favorable PK and ADME properties. ZB021 achieved comparable activity in vivo to a reference anti-IL-17 biologic in a rat collagen-induced arthritis (“CIA”) model. We expect Phase 1 clinical study initiation in 2026, with the potential for initial data in patients in 2027.

ZB022 is currently in IND-enabling studies. Subject to the results of IND-enabling studies, we expect to submit an IND application for ZB022, and, if cleared, initiate a Phase 1 clinical study in 2026, with the potential for initial data in 2027

Other Programs

In addition, we have two other programs for the potential treatment of other I&I indications that we may continue to advance and ultimately develop and commercialize with partners. These include ZB002, an anti-TNFα therapy designed to have an extended half-life as compared to existing anti-TNFα therapies and ZB004, a CTLA-4-Ig fusion protein designed to have an extended half-life compared to approved CTLA-4-Ig fusion protein therapies.

Partnered Regional Programs

We also have in-licensed the development and commercialization rights to ZB001 (also known as VRDN-001), an IGF-1R monoclonal antibody, and related programs from Viridian Therapeutics, Inc. (“Viridian”) in China, Hong Kong, Macau and Taiwan (collectively, “greater China”). In January 2025, we entered into a license agreement (the “Zai License Agreement”) with Zai Lab (Hong Kong) Limited (“Zai”), under which we granted Zai an exclusive sublicense to develop and commercialize ZB001 and related programs in greater China.

In addition, in October 2024, we entered into a novation agreement with Tenacia Biotechnology (Hong Kong) Co., Limited (“Tenacia”), under which we transferred to Tenacia our rights and obligations under our agreements with Dianthus Therapeutics Inc. (“Dianthus”) for ZB005 (the “Tenacia Agreement”).

Our Management Team

Our executive management team is comprised of seasoned executives and scientists with extensive experience in the biopharmaceutical industry, leading drug development and commercialization and executing successful business development strategies. Our company is led by Leon (Lonnie) O. Moulder, Jr., our Founder, Chief Executive Officer and Chairman, and the Managing Member of Tellus BioVentures, LLC, an early-stage life sciences investment fund. Prior to founding Zenas, Mr. Moulder co-founded TESARO, an oncology-focused biopharmaceutical company, serving as Chief Executive Officer and Director until its acquisition by GlaxoSmithKline. He previously served as President and Chief Executive Officer of Abraxis BioScience and as Vice Chairman of Eisai Corporation of North America following Eisai’s acquisition of MGI PHARMA, where he served as President and Chief Executive Officer. Mr. Moulder is joined by our team of veteran biopharmaceutical executives, including Joseph Farmer, Jennifer Fox, and Lisa von Molkte, M.D., who together with the leadership team, bring exceptional track records and experiences across the industry at companies such as TESARO, Inc., GlaxoSmithKline plc., Amgen Inc., Nuvation Bio Inc.,  Cubist Pharmaceuticals, Inc., Seres Therapeutics and other biopharmaceutical companies. Our leadership team has collectively been responsible for numerous INDs, and NDAs/BLAs and the associated commercial product launches of several successful pharmaceutical products.

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

●	Develop and commercialize our obexelimab franchise across multiple I&I indications. We are developing obexelimab as a potential I&I franchise for patients in several autoimmune diseases, representing substantial commercial opportunities individually and in the aggregate. The first three indications we are pursuing include IgG4-RD through a successful registration-directed Phase 3 trial; and RMS and SLE through ongoing Phase 2, double-blind, randomized, placebo-controlled trials.
●	Build our operational capabilities to develop and potentially commercialize our products in key regions. With plans to advance our obexelimab franchise in multiple I&I indications, we are building the commercial capabilities necessary to achieve our goal of becoming a global development and commercial stage biopharma company.
●	Utilize our business development experience and expertise to maintain a deep and balanced portfolio of products and product candidates. We acquired each of our product candidates through in-licensing from third parties. In October 2025, we licensed the exclusive rights to develop and commercialize orelabrutinib in MS worldwide and across all therapeutic areas other than oncology, worldwide, excluding greater China and Southeast Asia. As part of this transaction, we also secured rights to a novel, oral IL-17AA/AF inhibitor, and an oral, brain-penetrant, TYK2 inhibitor. We intend to continue to utilize our business development strategy and expertise to maintain a balanced portfolio of new product candidates from preclinical through commercial assets.
●	Leverage success with initial indications to expand into broader I&I opportunities. Our strategy for each product candidate is to initially pursue indications where the clinical translatability of the mechanism of action has been validated, where we believe we can independently and efficiently pursue clinical development and regulatory approval, and where we believe an attractive commercial opportunity exists. We also intend to pursue additional indications with larger patient populations where we believe our product candidates’ mechanisms may be relevant.
●	Evaluate strategic collaborations as appropriate. We may in the future seek arrangements with other biopharmaceutical companies with strong and proven commercial capabilities for them to commercialize or co-commercialize our potential therapies in certain territories, if approved. In addition, for certain indications that may require larger clinical development programs, we may selectively seek to collaborate to help fund development.

Obexelimab (CD19 and FcγRIIb bifunctional monoclonal antibody) Program

We believe that obexelimab has the potential to address key unmet needs in multiple I&I indications due to its mechanism of action and chronic dosing regimen that may broadly and effectively address the pathogenic role of B cell lineage through reversible inhibition of B cell activity without causing B cell depletion.

Obexelimab is a bifunctional, humanized monoclonal antibody designed to bind CD19 and FcγRIIb to inhibit B-lineage cell activity. The antibody variable region of obexelimab has been engineered to bind CD19, whereas the constant region has been engineered to enhance affinity for the inhibitory FcγRIIb receptor. FcγRIIb is the only Fc receptor on B cells and serves as an antibody-sensing down-regulator of humoral immunity that is naturally engaged by antigen-antibody complexes. In addition, FcγRIIb regulates the activity of other B cell stimulators including interleukin-4, lipopolysaccharide and B cell activating factor (“BAFF”) that amplify BCR-driven proliferation and differentiation. By binding CD19 and FcγRIIb, obexelimab mimics the action of naturally occurring antigen-antibody complexes and inhibits B cell activity without depleting B cells through ADCC and CDC.

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

Clinical Development

Obexelimab has been evaluated in eight clinical trials, including INDIGO and MoonStone, in which a total of 383 subjects have received obexelimab either as an IV infusion (n=158) or as a SC injection (n=225). Across these eight trials obexelimab was well-tolerated and demonstrated clinical activity that we believe provides POC for obexelimab as a B cell inhibitor for the treatment of patients living with certain autoimmune diseases. Our current ongoing and planned future trials of obexelimab utilize a fixed 250 mg, dosed weekly as a self-administered SC injection.

Summary of Completed Clinical Trials for Obexelimab

Study Description*	Phase	N	Key Results
Healthy Volunteers Study*	Phase 1a	48	Demonstrated tolerability, PK and target engagement
Rheumatoid Arthritis (“RA”) Trial*	Phase 1b / 2a	56	Demonstrated POC by showing clinical activity in patients with RA
IgG4-RD Trial*	Phase 2	20	Demonstrated POC in patients with IgG4-RD
SLE Trial*	Phase 2	104	Demonstrated POC in patients with SLE by showing a reduction in disease relapse**
SC & IV Formulation Bioavailability Study*	Phase 1	50	Established bridging of IV to SC formulation
SApHiAre Trial	Phase 2	10	Demonstrated proof of mechanism in patients with warm autoimmune hemolytic anemia (wAIHA)

*These clinical studies were conducted by Xencor. The results of these studies are further described below.

**Primary endpoint did not achieve statistical significance.

●	Study in Healthy Adult Volunteers: XmAb5871-01 was a Phase 1, randomized, blinded, placebo-controlled, SAD IV study of the safety, tolerability and pharmacokinetics (“PK”) of obexelimab in 48 healthy adult volunteers, with 36 receiving study drug, conducted in the United Kingdom. The primary objective of the study was to evaluate the safety and tolerability profile of a single-dose IV administration of obexelimab. The secondary objective was to characterize the single-dose PK and immunogenicity of obexelimab. The study demonstrated that obexelimab was well tolerated at all doses, including the highest dose of 10 mg/kg. Gastrointestinal (“GI”)-related treatment emergent adverse events (“TEAE”) (including nausea, vomiting, abdominal pain, abdominal discomfort, epigastric discomfort and diarrhea) were the most frequently reported (14/36, 38.9%). There were no serious adverse events (“SAEs”) reported. The study was not powered for statistical significance.
●	Trial in Rheumatoid Arthritis: XmAb5871-02 was a Phase 1b/2a, randomized, placebo-controlled, double-blind, ascending multiple-IV dose trial of the safety, tolerability, PK, and PD of obexelimab in 56 patients with rheumatoid arthritis (“RA”), with 40 receiving study drug. The trial was conducted at nine sites in four countries, including, Hungary, Poland, Czech Republic and Slovakia. The primary objective of the trial was to evaluate the safety and tolerability profile of multiple-dose, every 14-day, IV administration of obexelimab in patients with RA. The secondary objectives were to (i) characterize the PK and immunogenicity of multiple-dose, IV administered obexelimab in patients with RA and (ii) evaluate the effect of obexelimab on RA disease response. Complete CD19 receptor occupancy was seen at doses as low as 1 mg/kg from the first dose through the completion of dosing. The efficacy parameters evaluated in the trial showed an improvement trend in RA patients who received obexelimab when compared to patients who received placebo, although the trial was not powered to show significant changes. Patients who received obexelimab generally had improvement in ACR20, ACR50, ACR70, and DAS28-CRP Disease Activity when compared to patients who received placebo. In general, obexelimab was well tolerated, and the most common TEAEs were vomiting (7/40, 17.5%), headache (7/40, 17.5%), nausea (6/40, 15.0%), pyrexia (4/40, 10.0%), and arthralgia (4/40, 10.0%). Two subjects experienced infusion-related reactions (both at 10.0 mg/kg), one of which was considered an SAE. The other event, associated with the first infusion, was considered of moderate severity. In both cases, the infusion was terminated, and the patients recovered without sequelae. The trial was not powered for statistical significance.
●	Trial in IgG4-RD: XmAb5871-03 was a Phase 2, open-label, single-arm IV, trial in 20 patients with IgG4-RD, including 15 patients dosed with 5 mg/kg of obexelimab, conducted in Boston, Massachusetts. The primary objective of the trial was to evaluate the effect of every-other-week IV administration of obexelimab on the IgG4-

RD Responder Index (“RI”). The secondary objectives were to (i) evaluate the safety and tolerability of every-other-week IV administration of obexelimab in subjects with active IgG4-RD and (ii) evaluate the PK and immunogenicity of every-other-week IV administration of obexelimab in subjects with active IgG4-RD. In the primary efficacy analysis, in patients receiving 5 mg/kg, the IgG4-related disease RI score at Day 169 had decreased by two or more points versus baseline in 12 (80%) patients, eight (67%) of whom had a score of zero (complete remission). Fourteen (93%) patients achieved an improvement on the RI of two or more points during at least one trial assessment at a median of 15 days (range 14 to 90) from treatment initiation. We believe these data demonstrated POC for obexelimab in IgG4-RD. In general, obexelimab was observed to be well tolerated in patients with IgG4-RD. The most common TEAEs were abdominal pain and nausea (4/20, 20.0%), vomiting (3/20, 15.0%), and diarrhea, chills, headache, nasal congestion, and upper respiratory tract infection (2/20, 10.0%). There was one case of pneumonia accounting for two SAEs (initial and recurrence due to non-compliance with therapy) in one patient and a second patient experienced one SAE (chronic inflammation demyelinating polyradiculoneuropathy in the setting of small lymphocytic lymphoma (pre-existing)). None of the SAEs were considered to be related to obexelimab. The trial was not powered for statistical significance.
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

Obexelimab has demonstrated clinical activity across multiple I&I indications. As described below, we recently announced positive topline data in a registration-directed Phase 3 trial in patients with IgG4-RD and are currently pursuing ongoing

Phase 2, double-blind, randomized, placebo-controlled clinical trials of obexelimab in patients with RMS and SLE. Despite the promising results from the Phase 1b/2a trial of obexelimab in RA, we do not intend to develop obexelimab further in RA due to the competitive landscape in that disease. While we believe that the results from the SApHiAre Trial in patients with warm autoimmune hemolytic anemia (“wAIHA”) patients established proof of mechanism through an increase in Hgb and a positive effect on other clinical markers, we have determined not to progress to a registration-directed trial of obexelimab for the wAIHA indication based on several factors, including the expected length and expense of a potential Phase 3 trial.

Obexelimab for the Treatment of IgG4-RD

We believe obexelimab’s differentiated mechanism of action as an inhibitor of B cell lineage supports its potential to play an important role in the treatment of IgG4-RD. The reported evidence for the role of B cells in the pathogenesis of IgG4-RD, the observed effects of B cell targeting agents in previous trials in IgG4-RD and the data from our Phase 2 IgG4-RD trial with obexelimab support the continued development of obexelimab in patients with IgG4-RD. In January 2026, we reported positive results from the Phase 3 trial of obexelimab in patients with IgG4-RD (the “INDIGO” trial). Obexelimab met the primary endpoint, demonstrating a highly statistically significant and clinically meaningful 56% reduction in the risk of IgG4-RD flare compared to placebo (Hazard Ratio 0.44, p=0.0005) and also met and demonstrated highly statistically significant activity compared to placebo on all four key secondary endpoints. Obexelimab was well tolerated with a safety profile consistent with that observed in previously completed clinical trials. Based on these results, we plan to submit the obexelimab BLA to the FDA for the treatment of IgG4-RD in the second quarter of 2026. We also intend to submit an MAA to the EMA in the second half of 2026.

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

Figure 2: IgG4-RD: A Chronic Fibro-inflammatory Disease Characterized by Flares

Current Treatment and Unmet Need

Despite the growing recognition of IgG4-RD and advances in the understanding of its pathophysiology, there is only one approved therapy for the treatment of this disease and there remains high unmet medical need. There are few treatment options, which are often limited by co-morbidities common among patients with IgG4-RD, including diabetes, obesity and hypertension. Glucocorticoid (“GC”) treatment is commonly used, however such treatment often results in various complications. Although GCs are initially effective in most patients, up to 60% of patients with IgG4-RD will relapse within 12 months of discontinuing GC treatment.

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

In addition to GCs, the pathogenesis of IgG4-RD suggests that B cell-targeted therapies may provide therapeutic benefit. As a result, although not approved by any regulatory bodies to treat IgG4-RD, certain B cell depleting agents (e.g. rituximab) are occasionally used in such patients, and in April 2025, inebilizumab, a B cell depleting agent, was approved by the FDA. However, B cell depleting agents are often associated with infections, including serious opportunistic infections, and can compromise a patient’s ability to mount a response to vaccinations. This was shown in a small pilot study of rituximab, a B cell-targeted therapy, in patients with IgG4-RD. We believe this is due to the fact that rituximab and other B cell depleting agents can cause prolonged depletion of B cells for six months or longer, which places patients at risk of opportunistic infections and potentially reduces response to vaccines.

INDIGO Trial—Our Global Phase 3 Trial in IgG4-RD

In January 2026, we announced positive results from the INDIGO trial. The INDIGO trial enrolled a total of 194 patients, randomized to obexelimab (n=97) and placebo (n=97). Obexelimab met the primary endpoint, demonstrating a highly statistically significant 56% reduction in the risk of IgG4-RD flare that requires initiation of a rescue therapy compared to placebo (Hazard Ratio 0.443, p=0.0005) during the 52-week randomized placebo-controlled period. The number of participants with flares was 26 (26.8%) in the obexelimab arm and 53 (54.6%) in the placebo arm. Obexelimab also met and demonstrated highly statistically significant activity compared to placebo with respect to all four key secondary endpoints, which were time to first investigator-determined IgG4-RD flare requiring initiation of rescue therapy (p=0.0001), the number of flares requiring initiation of rescue therapy (p=0.0008), the proportion of patients achieving complete remission (p=0.0049) and the cumulative use of IgG4-RD glucocorticoid rescue therapy (p=0.0042).

Obexelimab was well tolerated with a safety profile consistent with that observed in previously completed clinical trials. When compared to the placebo arm, incidences of serious adverse events were lower in the obexelimab arm (obexelimab 10% vs. placebo 19%). Additionally, overall rates of infections, including Grade 3, were lower in the obexelimab arm compared to placebo (Grade 3 infections, obexelimab 2% vs. placebo 4%), as well as related upper respiratory tract infections (obexelimab 5% vs. placebo 7%). Lower rates of urinary tract infections and rates of COVID-19 were observed with obexelimab compared to placebo (obexelimab 2% vs placebo 4%). Percentage of doses with injection site reactions were similar across both study arms (obexelimab 3.5% vs. placebo 2.3%). Three malignancies were identified (all deemed unrelated): one renal cell carcinoma determined to be pre-existing before enrollment; one prostate cancer, for which there is no known increased risk with immunosuppression; and one squamous cell carcinoma.

Following the positive Phase 3 INDIGO results, we anticipate submitting a BLA to the FDA for obexelimab in IgG4-RD in the second quarter of 2026. We also intend to submit an MAA to the EMA in the second half of 2026.

INDIGO Trial Overview

The INDIGO Trial is a global Phase 3 registration-directed, double-blind, placebo-controlled trial to evaluate the safety and efficacy of SC obexelimab in patients with active IgG4-RD in a randomized controlled period followed by an optional open-label extension period. Approximately 190 patients were enrolled in the randomized control period (“RCP”) and all patients from the RCP are eligible for the open label extension (“OLE”) period. The trial is being conducted at approximately 100 sites in 20 countries. The RCP consists of a screening period (Day -28 to Day -1) and a 52-week treatment period, during which 250 mg of obexelimab or placebo were administered as an SC injection every seven days. Following the 52-week RCP, eligible patients had the opportunity to continue in an OLE period where all patients will receive obexelimab.

Figure 3: INDIGO Trial Schema

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

Figure 4: Rapid and Sustained IgG4-RD RI Response from Phase 2 Trial

Furthermore, as shown in Figure 5 below, circulating B cell counts decreased by approximately 60% throughout the treatment period. However, among seven patients with post-treatment follow-up data, four (57%) demonstrated recovery of circulating B cells to at least 75% of baseline within 42 days of the final obexelimab dose. Circulating plasmablasts also decreased quickly, by approximately 70 to 80%, and began returning following cessation of obexelimab. After the first dose of obexelimab, CD19 receptor occupancy was nearly 100% for most patients and remained at or near complete occupancy until after the last dose of obexelimab at day 155.

Figure 5: Rapid Recovery of Systemic B Cells Upon Discontinuation

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

Safety Summary

One patient experienced pneumonia accounting for two SAEs (initial and recurrence due to non-compliance with antibiotic therapy), and a second patient experienced one SAE (chronic inflammatory demyelinating polyradiculoneuropathy in the setting of small lymphocytic lymphoma (preexisting)). None of these events were considered by the investigator to be related to obexelimab. Certain patients also experienced mild to moderate and transient IV infusion-related GI symptoms. The most common TEAEs were abdominal pain and nausea (4/20, 20.0%), vomiting (3/20, 15.0%), and diarrhea, chills, headache, nasal congestion and upper respiratory tract infection (2/20, 10.0%).

Obexelimab for the Treatment of MS

We believe obexelimab’s differentiated mechanism of action as an inhibitor of the B cell lineage supports its potential for the treatment of MS. The role of B cells in the pathogenesis of MS has been demonstrated through the successful clinical development, approval and clinical use of anti-CD20 B cell targeting therapies of other companies, including OCREVUS (ocrelizumab) and KESIMPTA (ofatumumab), which selectively deplete peripheral CD20-expressing B cells. B cells are thought to play a central role in MS pathology and its concomitant neurodegeneration via multiple mechanisms. In addition to antibody secretion by plasmablasts and plasma cells, B cell functions implicated in MS pathogenesis include antigen presentation to T cells and production of pro-inflammation cytokines. We believe this activity observed from B cells may contribute to both MS relapses as well as the underlying disease progression.

In October 2025, we announced positive results from the MoonStone trial of obexelimab in patients with RMS. Obexelimab met the primary endpoint, demonstrating a statistically significant 95% relative reduction in the cumulative number of GdE T1 hyperintense lesions, which are markers of active inflammation, over week 8 and week 12 compared with placebo (p=0.0009). The adjusted mean number of new GdE T1 hyperintense lesions per scan in the obexelimab group (n=72) was 0.01 (95% CI: 0.00, 0.06) compared to 0.23 (95% CI: 0.11, 0.51) with placebo (n=38). Additionally, over weeks 8 and 12 of treatment, obexelimab significantly reduced the cumulative number of new and/or enlarging T2 weighted hyperintense lesions compared to placebo, which represent the amount of disease burden or chronic lesion load. The safety profile of obexelimab was consistent with that observed in prior completed trials, including cases of infections and hypersensitivity, most commonly mild injection site reactions.

In February 2026, we reported the 24-week data from the MoonStone trial which further confirmed the robust and durable activity of obexelimab. The highly statistically significant reductions in total GdE T1 hyperintense lesions observed with obexelimab over weeks 8 and 12, when compared to placebo, were maintained when evaluating the obexelimab arm patients through week 24; unadjusted mean number of new lesions per scan were 0.87 at baseline, 0.08 at week 12 and 0.04 at week 24 for obexelimab indicating a 95% reduction. Additionally, obexelimab meaningfully reduced serum Neurofilament Light (“NfL”) by 40% through week 24; 15.28 pg/mL at baseline declining to 12.7 pg/mL at week 12 and 9.2 pg/mL at week 24. New and/or enlarging T2 lesions were also lower in the obexelimab arm and the Expanded Disability Status Scale (“EDSS”) scores were stable, indicating a lack of progression in physical disability. No new safety signals were observed at week 24. As we continue to evaluate the MoonStone data and consider next steps for clinical development in this indication, we will consider, among other items, the evolving treatment landscape in RMS, including existing therapies, current pivotal trial endpoints and prioritization of capital.

MS Histology and Disease Background

MS is the most common immune-mediated, chronic inflammatory demyelinating disease of the CNS, affecting over two million people worldwide including as many as 1,000,000 in the U.S., according to the National MS Society and the MS Foundation. We estimate a diagnosed prevalence of approximately 650,000 patients in the U.S. with MS.

MS is characterized by numerous demyelinating lesions of the brain and spinal cord. The magnetic resonance imaging (“MRI”) hallmark of the disease are multiple areas of demyelination in the CNS. The clinical features of an MS attack depend on the areas of the brain or spinal cord involved, thus symptoms may include sensory and visual disturbances, motor, coordination impairment and spasticity, fatigue, pain, and cognitive deficits. Its peak onset is typically in adults between 20 – 40 years old. The most common course of MS is relapsing-remitting (“RRMS”), which affects as many as 85% of MS patients. Patients with RRMS experience episodes of neurological dysfunction followed by complete or incomplete recovery. Over time, the majority of RRMS patients develop disease progression, with or without relapses, referred to as SPMS. Patients with RRMS and SPMS with relapses are typically referred to as having RMS. Lastly, 10 to 15% of patients present with a gradually progressive disease course from onset known as PPMS.

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

Currently, the cause of MS remains unknown; however, both B and T cells play an important role in the pathogenesis of the disease, including inflammation and demyelination processes. In addition to producing autoantibodies and inflammatory cytokines, B cells have an important function as antigen-presenting cells (“APCs”) involved in T cell activation. The APC function of B cells is thought to be an important reason for the beneficial effects of anti-B cell therapies in MS. Chronic CNS inflammation in the MS lesion is maintained, in part, with activated pro-inflammatory macrophages, microglia and astrocytes at the rim of chronic active or slowly expanding MS lesions, which are the site of ongoing demyelination and neuronal damage. The continued expansion of chronic active lesions is believed to play a role in the pathogenesis of disease progression in MS.

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

Our Global Phase 2 Trial in RMS

The Phase 2 MoonStone trial, which enrolled 116 patients, is a randomized, double-blind, placebo-controlled trial, to evaluate the efficacy and safety of obexelimab in patients with RMS. The trial follows a standard design using magnetic resonance imaging (MRI) endpoints. After an initial screening period, patients were randomized 2:1 to receive either 250 mg of obexelimab or placebo via subcutaneous injection once weekly over a 12-week double-blinded treatment period. The primary endpoint is the cumulative number of new Gd-enhancing T1 hyperintense lesions over week 8 and week 12 as measured by brain MRI. Secondary and exploratory endpoints include using standardized assessments, imaging, and biomarkers to evaluate the impact on disease progression. Upon completion of the double-blinded phase, all patients entered a 12-week open-label period in which those previously on placebo transition to obexelimab treatment, while those originally assigned to obexelimab continue therapy. During the open-label period, secondary and exploratory endpoints will assess obexelimab’s clinical activity through week 24.

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

Figure 7: SLE Disease Characteristics

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

Current treatments include non-steroidal anti-inflammatory drugs (“NSAIDs”), glucocorticoids, hydroxychloroquine, Benlysta (belimumab) (FDA approved for SLE in 2011), and Saphnelo (anifrolumab) (FDA approved for SLE in 2021). These limited FDA approved options are modestly effective with improvement in combination with standard therapy versus standard therapy alone in Phase 3 trials of nine to seventeen percentage points. We believe there is an opportunity to identify a clinically-validated biomarker to guide the selection or optimal administration of treatments.

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

Biomarker analysis identified baseline gene expression profiles associated with increased response to obexelimab. Patients with adequate baseline RNA samples (71 in total) were assigned into one of seven clusters (immunophenotypes) as defined by Guthridge et al. 2020 using the Oklahoma Lupus Cohort. Patients in gene expression clusters three and six exhibited greater prolongation of time-to-flare with obexelimab, whereas in the other clusters obexelimab was not associated with a prolongation in time-to-flare. Patients in gene expression clusters three and six exhibited a larger absolute treatment difference in LOI of 52% in the obexelimab-treated group versus the placebo-treated group. There was a relatively small difference in time-to-flare between patients treated with placebo in clusters three and six compared with patients treated with placebo in the other clusters, suggesting that clusters three and six had higher predictive than prognostic value. Clusters three and six represent 38% of the population tested, which is similar to the 31% of cluster three and six patients in the original Oklahoma cohort. These clusters include patients of African and European descent and share increased expression of B cell pathways and low expression of inflammation pathways. These responsive immunophenotype subgroups are thus consistent with the drug’s mechanism of action, inhibition of B cell, plasmablast, and plasma cell activity, an impact that was observed in patients treated with obexelimab.

We believe the obexelimab efficacy data in the overall trial population and the increased response in biomarker-defined subpopulations, coupled with the safety data obtained to date, provide support for further clinical trials and the use of a SC obexelimab formulation in patients with SLE.

Our Global Phase 2 Trial in Patients with SLE

We are currently enrolling patients in the SunStone Trial, a global Phase 2, multicenter, randomized, double-blind, placebo-controlled trial to evaluate the efficacy and safety of obexelimab when used to reduce disease activity in patients with SLE. We expect to enroll approximately 190 patients and to conduct the trial at multiple sites worldwide. We expect to report data on the primary endpoint at 24 weeks and biomarker data in the fourth quarter of 2026.

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

Safety Profile of Obexelimab

In the clinical studies, including INDIGO and MoonStone, 383 subjects have received obexelimab, 158 subjects as an IV infusion and 225 subjects as a SC injection. The majority of TEAEs in the studies using obexelimab were mild or moderate.

The clinically important identified risk of obexelimab, defined by serious and related events observed in obexelimab treated subjects, included unanticipated infusion related reactions which have not been observed for the subcutaneous injection of obexelimab. The clinically non-important identified risks of obexelimab, defined as non-serious and related events, included intravenous infusion related GI events and injection site reactions via the SC administration. The injection site reactions were of minimal clinical impact, non-serious and did not lead to study drug discontinuation. The IV infusion related GI events were non-serious and were not observed with SC injection.

Serious Adverse Events

The only SAEs considered by the investigator to be related to obexelimab or placebo across the clinical studies completed to date were: two IV infusion related reactions, one in each of two obexelimab treated patients, one venous thrombosis in an obexelimab treated patient, one herpes zoster in a placebo treated patient and a post herpetic neuralgia in a placebo treated patient.

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

Dosage and Administration for Obexelimab

Obexelimab has been evaluated in eight clinical trials, including INDIGO and MoonStone, in which a total of 383 subjects have received obexelimab either as an IV infusion at doses of up to 10 mg/kg (n=158) or as a SC injection at doses up to 375 mg (n=225). We believe these trials have demonstrated obexelimab’s PK/PD and tolerability profile.

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

Preclinical Characterization

In vitro studies demonstrated that obexelimab has a high affinity for human CD19 and human FcγRIIb. The half-maximal effective concentration (“EC50”) of binding of obexelimab to a human CD19 expressing cell line is 0.3 nM, and the EC50 of binding of obexelimab to human primary B cells is 1.4 nM. The binding affinity of obexelimab for human FcγRIIb (8 nM) has been increased approximately 230-fold relative to human native IgG1 as a result of Fc engineering. In vitro, co-engagement of CD19 and FcγRIIb by obexelimab results in the inhibition of calcium mobilization upon stimulation of B cells from normal volunteers as well as in RA and SLE patients. Obexelimab has shown no antibody-dependent cellular cytotoxicity mediated B cell depletion of complement directed cytotoxicity in vitro.

We are also developing ZB014, an anti-CD-19 and FcγRIIb monoclonal antibody designed to extend half-life, which is currently being evaluated in pre-clinical studies.

Orelabrutinib (Bruton’s Tyrosine Kinase inhibitor) Program

Orelabrutinib, also known as ZB020, is a highly selective and CNS-penetrant, oral small molecule BTK inhibitor. Orelabrutinib is designed to bind irreversibly to BTK with minimal off-target effects, compared to certain other BTK inhibitors, which may potentially reduce certain side effects. BTK is a member of the TEC family and is expressed in B lymphocytes, mast cells, macrophages, monocytes, and neutrophils. We believe orelabrutinib is designed to efficiently cross the blood-brain barrier, reaching therapeutic levels within the CNS to directly target inflammation in diseases like MS. This CNS penetration may be important for addressing the underlying disease pathology of progressive forms of MS, which is characterized by compartmentalized neuroinflammation and neurodegeneration. The mechanism of action of BTK inhibitors targets not only pathogenic B cells in the periphery, but also those in the CNS, as well as macrophages and microglial cells addressing the key pathogenic drivers of progressive MS, as shown in Figure 8 below.

Figure 8

PERIPHERY[1]
BBB
CENTRAL NERVOUS SYSTEM[1,2]
RMS (peripheral inflammation)
T cell
Infiltration of leukocytes into the CNS
Leaky BBB
BTKi
B cell
BTKi
Monocyte
Blood vessel
PMS (compartmentalized inflammation)
Proinflammatory mediator release
T cell
BTKi
Macrophage
B cell
BTKi
Immune complexes
Antibody secretion
BTKi
Activated microglia
Proinflammatory mediators
Celullar debris
Demyelination
Dying neuron
Peripheral
Compartmentalized
RMS (active inflammation)
(neurodegeneration) PMS

[1] Reich DS et al. NEJM 2018. [2] Gandhi R et al. J Neuroimmunol. 2010; [3] Saberi et al. 2023, Vong et al. 2022 Greenberg 2024, Krämer et al. 2023; Image adapted from: Krämer et al. 2023

Clinical Pharmacology

In a central nervous system lymphoma (“CNSL”) study, CSF was collected 2 hours post-dose at steady state from 7 patients receiving a dose of 150 mg QD.  The mean CSF concentration of orelabrutinib was 31.3 ng/mL.  Based on the linear PK of orelabrutinib, the extrapolated CSF concentration at 80 mg QD is 16.7 ng/mL.  Based on a cell-free enzymatic kinase assay, the in vitro IC50 was measured as 0.7 ng/mL and the IC90 calculated to be 3.5 ng/mL. Collectively, these data project that the CNS concentration of orelabrutinib exceeds the IC90 by approximately 5 fold.

No significant food effects were observed when orelabrutinib was administered with a standard high-fat, high-calorie meal.  BTK occupancy was achieved at doses of ≥50 mg/day for 24 hours after dosing.

Orelabrutinib for the Treatment of MS

A significant unmet need exists in MS for CNS-penetrant mechanisms that address compartmentalized local inflammation and directly impact the biology of progressive disease and neurodegeneration. BTK inhibition could potentially address the underlying biology of progressive disease by impacting peripherally and centrally located pathogenic B cells and macrophages, and directly inhibiting microglia in the CNS. See the section titled “MS Histology and Disease Background” for more information.

Over time, the majority of RMS patients develop disease progression, with or without relapses, referred to as SPMS. SPMS is an advanced manifestation of RMS where relapses become less frequent or stop but gradual worsening of disability occurs. There are three subtypes of SPMS: active SPMS, non-relapsing SPMS and non-active SPMS.  Non-active SPMS is a progressive disease with no new relapses or MRI activity.  Ten to 15% of patients present with a gradually progressive disease course from onset known as PPMS, which characterized as a steady increase in disability without relapses or disease flares.

We estimate a diagnosed prevalence of approximately 90,000 patients with non-active SPMS and approximately 60,000 to 100,000 patients with PPMS in the U.S. SPMS and PPMS have the highest unmet need across MS subtypes, with limited therapeutic options. Currently no treatments are approved for non-relapsing/non-active SPMS and there is only one approved treatment, Ocrevus, for PPMS. We estimate that the commercial opportunity for MS could exceed $30 billion, over $12 billion attributable to non-active SPMS and PPMS combined.

Phase 2 Study of Orelabrutinib in RMS

In late 2024, the results of the Phase 2 trial of orelabrutinib for the treatment of RMS were announced. The Phase 2 trial was a global, double-blind, placebo-controlled trial. The primary endpoint was the cumulative number of new gadolinium-enhancing (“Gd+”) T1 brain lesions at Week 12 (based on new Gd+ T1 lesions at Weeks 4, 8, and 12) compared to placebo. The results of the Phase 2 trial demonstrated that treatment with orelabrutinib resulted in a rapid and deep reduction in new Gd+ T1 lesions across all evaluated doses. In the trial, 158 eligible RMS patients were randomized in a 1:1:1:1 ratio to one of four treatment groups: placebo, orelabrutinib 50 mg once daily (“QD”), orelabrutinib 80 mg QD, and orelabrutinib 50 mg twice daily (“BID”). Subjects in the placebo group were switched to orelabrutinib 50 mg QD at Week 13.

Figure 9: Phase 2 Study of Orelabrutinib in RMS Schema

At Week 12, all three treatment groups showed statistically significant reductions in the cumulative number of new Gd+ T1 lesions and new/enlarging T2 lesions compared to the placebo group (p < 0.05). At week 24, the 80 mg QD and 50 mg BID groups showed statistically significant reductions compared to the placebo/50 mg QD group (p < 0.05). The 80 mg QD group demonstrated the highest reductions in new Gd+ T1 lesions of 90.4% at Week 12 compared to placebo and 92.3% at Week 24 compared to the placebo/50 mg QD group. New lesion control in each orelabrutinib group occurred at the earliest assessment timepoint of Week 4 and was sustained through Week 24.

Safety Summary

Orelabrutinib was generally well tolerated in the Phase 2 study of patients with RMS. The known potential risks of orelabrutinib, as observed in clinical trials in patients with B-cell malignancies and autoimmune disease, include those associated with BTK inhibitor treatment such as hepatotoxicity, hemorrhage, cytopenia, infection, malignancy, hypertension, and arrhythmia.

In the Phase 2 RMS trial, 151 patients received at least one dose of orelabrutinib. TEAEs leading to drug discontinuation occurred in 2.6% of patients. The majority of TEAEs were Grades 1 or 2. Observed Grade 3 or higher events primarily included hematologic toxicities and infections, which are mechanism-related and commonly reported with BTK inhibitor treatment.

Elevation of liver enzyme levels classified as hepatotoxicity were observed in the Phase 2 RMS trial (ICP-CL-00112), as well as in Phase 1/2 trials in patients with SLE (ICP-CL-00109 and ICP-CL-00124) and Phase 2/3 trials in patients with Immune Thrombocytopenia (ICP-CL-00116 and ICP-CL-00126). Two cases of elevated liver enzymes and bilirubin met Hy’s Law criteria, one in the Phase 2 RMS trial and the other in the SLE trial. Both affected patients were asymptomatic and their liver markers normalized after treatment was discontinued. FDA issued a partial clinical hold for the conduct of the ongoing RMS trial. Three other BTK inhibitors, including those currently in development for progressive MS, were also placed on a partial clinical hold while under development in the U.S. for RMS. No development restrictions were placed by the EMA. In the Phase 3 progressive MS trials, for which no partial clinical hold is imposed, weekly liver function monitoring will be conducted during the first 12 weeks of treatment, which will be implemented through an established hepatotoxicity management scheme. In addition, the safety of the study, including hepatotoxicity, will be monitored by an Independent Data Monitoring Committee (“IDMC”) and a Hepatoxicity Assessment Committee (“HAC”) through periodic or ad hoc reviews of study safety observations.

Orelabrutinib has been approved for commercial use for chronic lymphocytic leukemia and small lymphocytic lymphoma in China since December 2020.

PriMroSe Trial – Our Global Phase 3 Trial in Primary Progressive Multiple Sclerosis (PPMS)

In September 2024, InnoCare and the FDA reached an agreement to initiate a Phase 3 trial of orelabrutinib in patients with PPMS. The FDA also encouraged InnoCare to initiate a second Phase 3 clinical trial of orelabrutinib in Progressive Multiple Sclerosis (“PMS”) within the SPMS population. In February 2025, InnoCare reached alignment with the FDA on the Phase 3 clinical trial protocol for SPMS.

In September 2025, the Phase 3, PriMroSe Trial of orelabrutinib in patients with PPMS was initiated. The PriMroSe Trial is a global, multicenter, randomized, double-blind, placebo-controlled clinical trial evaluating the safety and efficacy of orelabrutinib dosed 80 mg once daily QD compared to placebo in patients with PPMS, with a primary endpoint of time to onset of 12-week composite confirmed disability progression (“cCDP”), with a goal to report topline results in 2030. We expect to enroll approximately 705 patients and to conduct the trial at over 300 sites worldwide.

Figure 10: PriMroSe Trial Schema

Monarch Trial – Our Global Phase 3 Trial in non-active Secondary Progressive Multiple Sclerosis

In the first quarter of 2026, we plan to initiate a second global, Phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial evaluating orelabrutinib dosed 80 mg QD compared to placebo in patients with non-active SPMS, with a primary endpoint of time to onset of 24-week CDP, and with a goal to report topline results in 2030. We expect to enroll approximately 990 patients and to conduct the trial at over 300 sites worldwide.

Figure 11: Monarch Trial Schema

Early-Development Product Candidates: ZB021 and ZB022

We also in-licensed from InnoCare certain exclusive rights to two early-development product candidates: ZB021, an oral IL-17AA/AF inhibitor designed to block both IL-17AA homodimer and IL-17AF heterodimer signaling, and ZB022, an oral, brain-penetrant TYK2-JH2 inhibitor.

ZB021, is an oral IL-17AA/AF inhibitor. As demonstrated in Figure 12 below, IL-17 is a pro-inflammatory cytokine secreted by immune cells in response to IL-23-dependent and -independent signals. Normally Il-17 predominately acts at mucosal and epithelial surfaces to provide defense against bacterial and fungal infections. Il-17 is implicated in multiple immune-mediated diseases by driving chronic inflammation in dermatological and rheumatological indications leading to manifestation such as skin thickening and joint inflammation. Substantial clinical efficacy and the approval of several biologics targeting Il-17 or its receptor (Cosentyx®, Taltz®, Siliq®, and Bimzelx®), establishes IL-17 as a well-validated target for immune-mediated diseases.

Figure 12:

Preclinical studies for ZB021 have shown favorable PK and ADME properties. ZB021 achieved comparable activity in vivo to a reference anti-IL-17 biologic in a rat CIA model, as demonstrated in Figure 13 below. We expect Phase 1 clinical study initiation in 2026, with the potential for initial clinical data in patients in 2027.

Figure 13: ZB021 Activity in Rat CIA Model

We believe ZB021 provides an opportunity for Zenas to expand its pipeline within rheumatology and into other therapeutic areas including dermatology. Anti-IL-17 biologics are a drug class focused on the treatment of rheumatic and dermatologic diseases that we estimate currently represents an approximately $10 billion commercial opportunity, with an average of approximately 50% annual growth since the first approval of a product was obtained.

ZB022 is an oral, brain-penetrant TYK2-JH2 inhibitor currently in IND-enabling studies. Subject to the results of IND-enabling studies, Zenas expects to submit an IND application for ZB022, and if cleared, initiate a Phase 1 clinical study in 2026, with the potential for initial clinical data in 2027.

TYK2 is an enzyme expressed inside immune cells and a member of the JAK-STAT family of kinases critical for cytokine signaling. Normally TYK2-mediated signaling orchestrates adaptive and innate immune responses, including responses by helper T cell subsets and myeloid cells, involved in host defense against infectious agents. In inflammatory conditions, dysregulated signaling through TYK2 drives pathological processes downstream of type 1 interferons and the IL-12/IL-23 cytokine axis. TYK2 inhibition allows for a more targeted approach to cytokine inhibition, with approval of the first Tyk2 inhibitor (Sotyktu), establishing TYK2 as a viable target for immune-mediated diseases. More recently, TYK2 has been implicated in driving neuroinflammation by resident immune cells and neuronal cells in multiple sclerosis and neurodegenerative diseases, indicating that a brain-penetrant TYK2 inhibitor has the potential to modulate pathogenic processes in the central nervous system, as demonstrated in Figure 14 below.

Figure 14: ZB022

Other Programs

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

In January 2025, we entered into the Zai License Agreement with Zai, under which we granted Zai an exclusive sublicense to develop and commercialize ZB001 and related programs in greater China.  As partial consideration for the Zai License Agreement, we received an upfront fee of $10.0 million from Zai. In addition, we are eligible to receive up to $96.0 million upon the achievement of certain future development and commercial milestones and royalty percentage rates from the low to mid-single digits, net of pass-through obligations due to Viridian.

In addition, in October 2024, we entered into the Tenacia Agreement, under which we transferred to Tenacia our rights and obligations under our agreements with Dianthus for ZB005. As partial consideration for the Tenacia Agreement, we received an upfront fee of $5.0 million from Tenacia. In addition, we are eligible to receive up to $86.0 million upon the achievement of certain future regulatory and commercial milestones.

License Agreements

License Agreements with Xencor

2020 Xencor Agreement

In September 2020, we entered into a license agreement (the “2020 Xencor Agreement”) with Xencor, to obtain (i) an exclusive, royalty-bearing, sublicensable worldwide license under certain patent rights controlled by Xencor and (ii) a non-exclusive payment bearing license under certain know-how controlled by Xencor to research, develop, manufacture, market and sell three antibody product candidates (the “2020 Licensed Assets”), including ZB002 and ZB004. We subsequently relinquished rights to the third product candidate back to Xencor and that asset is no longer a 2020 Licensed Asset. Xencor obtained the rights to some of the intellectual property licensed to us pursuant to license agreements between Xencor and a third party (each such agreement, an “Upstream License Agreement” and collectively, the “Upstream License Agreements”). As such, the 2020 Xencor Agreement provides that the parties agree that some of the licenses granted by Xencor to us constitute sublicenses under the Upstream License Agreements and are subject, and subordinate, to the terms and conditions of the Upstream License Agreements. As consideration for the 2020 Xencor Agreement, we issued Xencor a 15% equity interest in Zenas. The 2020 Xencor Agreement became effective in November 2020, upon Zenas’ issuance of 5,041,542 shares of its Series A Preferred Stock with a fair value of $16.1 million to Xencor as initial consideration.

Under the 2020 Xencor Agreement, we are obligated to use commercially reasonable efforts to conduct all future preclinical, clinical and regulatory activities necessary to develop and obtain the regulatory approval of the 2020 Licensed Assets worldwide. We are further required to use commercially reasonable efforts to commercialize the 2020 Licensed Assets having regulatory approvals in certain specified countries (U.S., UK, France, Germany, Italy, and Spain). We are not required to pay any development, regulatory or sales milestone payments under the 2020 Xencor Agreement. We are required to pay Xencor tiered royalties on annual net sales of successfully commercialized products utilizing the 2020 Licensed Assets. The royalty percentage rates vary by geographic areas and range from the mid-single digits to the mid-teens. On a region-by region basis and product-by-product basis, the term during which the royalties are payable by us to Xencor is until the latest of (a) last-to-expire licensed patent covering the product in the applicable region, (b) the expiration of regulatory exclusivity for the product in the applicable region, or (c) the twelfth anniversary of the first commercial sale of the product in the applicable region. The last-to-expire patent under the 2020 Xencor Agreement will have an expiration date of December 22, 2028 for ZB002 and February 22, 2031 for ZB004, provided the latest application in each of these countries is allowed. The expected termination of the royalty obligations will depend on factors such as the filing of additional patents covering the products during the term of the 2020 Xencor Agreement, the availability and application of patent term extensions and/or expiration of regulatory exclusivity for the products in the applicable region. We are obligated to reimburse Xencor for certain third-party costs as further specified under the 2020 Xencor Agreement. During the years ended December 31, 2025 and 2024, no costs were reimbursed, respectively.

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

License Agreement with Bristol-Myers Squibb

In August 2023 (the “BMS Effective Date”), we entered into a strategic license and collaboration agreement (the “BMS Agreement”) with Bristol-Myers Squibb (“BMS”)  under which we provided (a) an exclusive (even as to us) license under certain of our patents and joint patents to be developed under the BMS Agreement, and (b) a non-exclusive license under certain of our know-how. The license grants are for BMS to (a) develop, manufacture (subject to our rights to be the exclusive manufacturer for BMS for a certain period of time), commercialize or otherwise exploit our proprietary CD19 and FcγRIIb antibody, obexelimab (the “Compound”) and any biological product (irrespective of presentations, formulations or dosages) containing the Compound but not any of our other proprietary active ingredient (the “Product”) for treatment of any disease in human or animal in Japan, South Korea, Taiwan, Singapore, Hong Kong and Australia (the “BMS Territory”) and (b) conduct development and manufacture of the Compound and Products outside the BMS Territory provided that the Compound and Product are solely used in the BMS Territory. We also provided BMS a non-exclusive and royalty-free license under the same patent and know-how rights for BMS to develop, manufacture, commercialize, or otherwise exploit companion diagnostics for the Compound and Products in the BMS Territory. We retain all rights to commercialize obexelimab outside of the BMS Territory.

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

In addition, if BMS successfully develops and commercializes the Product in the BMS Territory, BMS will pay us tiered royalties ranging from (a) the mid-teens to very-low twenties for net sales of Product in Japan and (b) high single digit to low-teens for net sales of Product in all other countries in the BMS Territory, subject to specified reductions. On a country-by-country basis, the term during which the royalties are payable to us is until the latest of (a) the last-to-expire licensed patent covering the Product, (b) the expiration of regulatory exclusivity for the Product or (c) the twelfth anniversary of the first commercial sale of the Product. As of the date of this Annual Report, the last-to-expire patent under the BMS Agreement will have an expiration date of October 2, 2044, provided the latest application in each of these countries is allowed. The expected termination of the royalty obligations will depend on factors such as the filing of additional patents covering the Product during the term of the BMS Agreement, the availability and application of patent term extensions and/or expiration of regulatory exclusivity for the Product in the BMS Territory. Finally, BMS will be required to pay a portion of the costs associated with our ongoing INDIGO Trial, in which BMS is participating, as well as any other global study in which BMS elects to participate. During the years ended December 31, 2025 and 2024, we recorded $5.5 million and $6.0 million, respectively, as a reduction to research and development expense for costs associated with our INDIGO Trial, including the OLE, that have been reimbursed by BMS. During the fiscal years ended December 31, 2025 and 2024, we did not recognize revenue pursuant to the BMS Agreement.

The BMS Agreement will remain in effect, on a country-by-country basis, until the expiration of all royalty payment obligations, and may be earlier terminated by either party for the other party’s uncured material breach or insolvency.

BMS may terminate for convenience on a country-by-country basis with advance notice to us, with the notice period differing based on whether such termination right is exercised prior to or following the first commercial sale. In addition to customary events of termination, we also have a right to terminate the agreement (a) automatically upon written notice if the 2020 Xencor Agreement terminates and (b) with written notice if BMS challenges the licensed patents.

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

License Agreement with InnoCare Pharma Inc.

In October 2025, we entered into a License Agreement (the “InnoCare License Agreement”) with InnoCare to obtain exclusive rights to develop, manufacture, and commercialize: i) orelabrutinib, in the MS field worldwide, and in all non-oncology indications outside greater China and Brunei, Burma, Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, Philippines, Singapore, Thailand and Vietnam (“Southeast Asia”), ii) ZB021 (an IL-17AA/AF inhibitor) in all fields of use worldwide, excluding greater China and Southeast Asia and iii) ZB022 (a TYK2 inhibitor) in all fields of use worldwide. We also obtained certain non-exclusive rights to perform development and manufacturing activities in greater China and Southeast Asia to support each program in its respective licensed territories.

Pursuant to the InnoCare License Agreement, made a one-time non-refundable upfront cash payment of $35.0 million, which was recorded in the consolidated statement of operations and comprehensive loss as acquired in-process research and development expenses for the year ended December 31, 2025. We issued 5,000,000 shares of common stock to InnoCare in a private placement as partial consideration for these rights.

We are also required to make an additional one-time non-refundable cash payment of $25.0 million and issue an additional 2,000,000 shares of common stock through a private placement upon the occurrence of our initiation of a Phase 3 clinical trial for orelabrutinib in any indication other than PPMS, or by March 31, 2026, upon the occurrence of certain specified events, whichever comes first (together with the 5,000,000 shares issued to InnoCare upfront, the “InnoCare Shares”). During the year ended December 31, 2025, we recorded $136.7 million of expense based on fair value of the 5,000,000 shares issued and the 2,000,000 shares to be issued to InnoCare on the date the InnoCare License Agreement was executed, in the consolidated statement of operations and comprehensive loss as acquired in-process research and development expense.

In addition, we have agreed to make one-time, potential near-term milestone payments of $20.0 million each, upon the achievement of certain regulatory milestones for ZB021 and ZB022 (the “Regulatory Milestones”).

We are further obligated to pay future regulatory and commercial milestones of up to $723.0 million related to orelabrutinib, and future development, regulatory, and commercial milestones of up to $656.0 million, inclusive of the two $20.0 million Regulatory Milestones specified above, for each preclinical compound if certain milestones are successfully achieved. In addition, we may be obligated to pay royalties on net sales at rates ranging from high-single digits to high-teens for orelabrutinib, and mid-single digits to mid-teens for the preclinical compounds.

We simultaneously entered into a Subscription Agreement and a Registration Rights Agreement with InnoCare related to the shares of common stock issued and to be issued in the private placements. The Subscription Agreement provides for transfer restrictions on the InnoCare Shares and contains other customary representations, warranties and covenants that were made solely for the benefit of the parties to the Subscription Agreement. The Registration Rights Agreement requires us to among other things, prepare and file a registration statement to register the InnoCare Shares.

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

Patent Portfolio

As of February 1, 2026, we own or exclusively in-license 28 patent families that specifically cover our product candidates obexelimab (our CD19 and FcγRIIb antibody), orelabrutinib (our BTK inhibitor), ZB002 (our anti-TNFα antibody), ZB004 (our CTLA-4-Ig fusion protein), ZB021 (our IL-17AA/AF inhibitor) and ZB022 (our TKY2 inhibitor). These families include 25 issued U.S. patents, 13 pending U.S. applications, 198 issued foreign patents, seven pending patent cooperation treaty (“PCT”) applications and 88 pending foreign patent applications in Australia, Brazil, Canada, China, Colombia, Eurasia, Europe, Hong Kong, India, Israel, Japan, Malaysia, Mexico, New Zealand, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan and the United Arab Emirates. In addition, we own or exclusively in-license seven U.S. provisional patent applications, which belong to five different patent families, within the priority year. Any U.S. or foreign patents issued from national stage filings of our owned, or exclusively in-licensed PCT patent applications, any U.S. patents issued from our exclusively in-licensed non-provisional applications, and any U.S. patents or foreign patents issued from non-provisional applications we may file in connection with our provisional patent applications would be scheduled to expire on various dates from 2027 through 2047.

All expected expiration dates provided herein are based on a 20-year term, without taking into account any possible patent term adjustment (“PTA”) or patent term extension (“PTE”) and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Obexelimab

Obexelimab is a bifunctional, non-cytolytic, humanized monoclonal antibody that binds CD19 and FcγRIIb to inhibit B-lineage cell activity. As of February 1, 2026, we own or exclusively in-license from Xencor 14 patent families that specifically cover the composition of matter, mechanism of action, formulation, manufacturing, biomarkers, and clinical uses of obexelimab for treating IgG4-RD, SLE, MS and wAIHA.

A first patent family specifically covers the composition of matter of obexelimab and includes seven issued patents and one pending applications in the U.S., and 21 issued foreign patents in Australia, Hong Kong, India, Israel and various European countries including Belgium, Denmark, France, Germany, Ireland, Italy, Latvia, Lithuania, Luxembourg, Monaco, Netherlands, Spain, Sweden, Switzerland, and UK. The 20-year statutory term for the patents issued in this family expires in May 2028, excluding any extension of patent term that may be available.

A second patent family is directed to obexelimab’s mechanism of action and formulation, which includes two issued patents and one pending application in the U.S., five pending applications in Canada, Europe, Hong Kong and Japan, and 20 issued patents in Japan and European countries including Austria, Belgium, Denmark, France, Finland, Germany, Hungary, Ireland, Italy, Netherlands, Norway, Poland, Portugal, Spain, Switzerland, Sweden, Turkey and UK. The 20-year statutory term for any patents issued in this family expires in June 2037, excluding any extension of patent term that may be available.

A third patent family is directed to the use of biomarkers for treating autoimmune diseases (e.g., SLE) and includes one pending U.S. application, and 12 pending applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, South Korea, Mexico, South Africa and Taiwan and one issued patent in Eurasia. The 20-year statutory term for any patents issued in this family would expire in October 2041, excluding any extension of patent term that may be available.

A fourth patent family is directed to the clinical use of obexelimab for treating IgG4-RD, currently including one pending U.S. Application, and 20 pending applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, Japan, Malaysia, Mexico, New Zealand, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan and the United Arab Emirates. The 20-year statutory term for any patents issued in this family would expire in June 2043, excluding any extension of patent term that may be available.

A fifth patent family is directed to the clinical use of obexelimab for treating AIHA, including wAIHA, currently including one pending U.S. application and six pending applications in Australia, Europe, Japan, South Korea, Singapore, and Taiwan. The 20-year statutory term for any patents issued in this family would expire in April 2044, excluding any extension of patent term that may be available.

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

A ninth patent family is directed to the manufacturing processes for obexelimab currently including a pending PCT application, a pending U.S. application, and a pending Taiwanese application. The 20-year statutory term for any patents issued in this family would expire in June 2045, excluding any extension of patent term that may be available.

A tenth patent family is related to the clinical use of obexelimab for treating wAIHA and includes a pending PCT application, and a Taiwanese application.  The 20-year statutory term for any patents issued in this family would expire in October 2045, excluding any extension of patent term that may be available.

An eleventh patent family is directed to methods of determining potency of obexelimab currently including two provisional applications filed within the priority year. Assuming the provisional application is converted to a non-provisional application at the 12-month from priority deadline, the 20-year statutory term for any patents issued in this family would expire in May 2046, excluding any extension of patent term that may be available.

A twelfth patent family is directed to methods of vaccination during treatment course with obexelimab currently including one provisional application filed within the priority year. Assuming the provisional application is converted to a non-provisional application at the 12-month from priority deadline, the 20-year statutory term for any patents issued in this family would expire in June 2046, excluding any extension of patent term that may be available.

A thirteenth patent family is directed to the clinical use and dosing regimen of obexelimab for treating forms of MS, including RMS and SPMS, currently including two provisional applications filed within the priority year. Assuming the provisional application is converted to a non-provisional application at the 12-month from priority deadline, the 20-year statutory term for any patents issued in this family would expire in October 2046, excluding any extension of patent term that may be available.

A fourteenth patent family is based on the Phase 3 clinical data of obexelimab for treating IgG4-RD currently including one provisional application filed within the priority year. Assuming the provisional application is converted to a non-provisional application at the 12-month from priority deadline, the 20-year statutory term for any patents issued in this family would expire in January 2047, excluding any extension of patent term that may be available.  A PTE of up to five years may be available and can be applied in one of these families as appropriate.

Orelabrutinib

Orelabrutinib is a highly selective CNS-penetrant, oral small molecule BTK inhibitor. As of February 1, 2026, we exclusively in-licensed seven patent families from InnoCare that specifically cover the composition of matter, polymorphs, amorphous solid dispersion form, synthetic processes, and the uses of orelabrutinib for treating multiple sclerosis and Alzheimer’s disease.

A first patent family covers the composition of matter of orelabrutinib and includes five issued patents and one pending patent application in the U.S., and 45 issued patents in Australia, Canada, India, Japan, South Korea, Mexico, New Zealand, Russia and various European countries including Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, the Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, and UK. The 20-year statutory term for the patents issued in this family expires in September 2034, excluding any extension of patent term that may be available.

A second family covers the polymorphs of orelabrutinib and currently includes one issued patent in the U.S., four pending patent applications in Canada, India, Japan, and South Korea, and 10 issued patents in Australia, Mexico, New Zealand and various European countries including France, Germany, Italy, the Netherlands, Spain, Switzerland, and UK. The 20-year statutory term for the patents issued in this family expires in September 2039, excluding any extensions of patent term that may be available.

A third family covers the amorphous solid dispersion form of orelabrutinib and currently includes one issued patent in the U.S., one pending patent application in Canada, and 13 issued patents in Australia, Japan, South Korea, Mexico, New Zealand and various European countries including Belgium, France, Germany, Italy, the Netherlands, Spain, Switzerland, and UK. The 20-year statutory term for the patents issued in this family expires in October 2039, excluding any extensions of patent term that may be available.

A fourth family covers processes for synthesizing orelabrutinib and currently includes one issued patent in the U.S., four pending applications in Brazil, Canada, Europe, and South Korea, and six issued patents in Australia, India, Japan, Mexico,

New Zealand, and Russia. The 20-year statutory term for the patents issued in this family expires in February 2040, excluding any extensions of patent term that may be available.

A fifth family covers improved processes for synthesizing orelabrutinib and currently includes one pending U.S. application and 16 pending applications in Australia, Brazil, Canada, Colombia, Eurasia, Europe, Israel, India, Japan, Mexico, New Zealand, Saudi Arabia, South Africa, South Korea, and the United Arab Emirates. The 20-year statutory term for any patents issued in this family would expire in July 2044, excluding any extensions of patent term that may be available.

A sixth family covers the use of orelabrutinib for treating multiple sclerosis and currently includes one pending U.S. patent application and 10 pending patent applications in Australia, Canada, China, Europe, Hong Kong, Japan, South Korea, Mexico, New Zealand, and Singapore. The 20-year statutory term for any patents issued in this family would expire in November 2043, excluding any extensions of patent term that may be available.

A seventh family covers the use of orelabrutinib for treating Alzheimer’s disease and currently includes a pending PCT application. The 20-year statutory term for any patents issued in this family would expire in January 2045, excluding any extensions of patent term that may be available.

A PTE of up to five years may be available and can be applied in one of these families as appropriate.

ZB002

ZB002 is an anti-TNFα monoclonal antibody with the Xtend technology modified to have an extended half-life as compared to existing anti- TNFα therapies. As of February 1, 2026, we exclusively own or in-licensed three patent families covering ZB002.

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

A third patent family is directed to the manufacturing processes for ZB002 including one provisional application. Assuming the provisional application is converted to a non-provisional application at the 12-month from priority deadline, the 20-year statutory term for any patents issued in this family would expire in September 2046, excluding any extension of patent term that may be available. Assuming the provisional application is converted to a non-provisional application at the 12-month from priority deadline, the 20-year statutory term for any patents issued in this family would expire in September 2046, excluding any extension of patent term that may be available.

A PTE of up to five years may be available and can be applied in one of these families as appropriate.

ZB004

ZB004 is a CTLA-4-Ig fusion protein with the Xtend technology modified to have an extended half-life versus existing CTLA-4-Ig fusion protein therapies. As of February 1, 2026, we own or exclusively in-licensed two patent families relating to the composition of matter of ZB004 and related methods of use.

A first patent family specifically covers the composition of matter and related methods of use ZB004 including seven issued patents and 81 issued foreign patents in Australia, Canada, China, Hong Kong, India, Japan, South Korea and European countries including Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lichtenstein, Lithuania, Luxembourg, Macedonia, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovakia, Slovenia,

Spain, Sweden, Switzerland, Turkey, and UK. The 20-year statutory term for the patents issued in this family expires in February 2031, excluding any extension of patent term that may be available.

A second patent family is related to the formulation and dosing regimen of ZB004 in treating autoimmune diseases currently including one pending PCT application. The 20-year statutory term for any patents issued in this family would expire in September 2045.

A PTE of up to five years may be available and can be applied in one of these families as appropriate.

ZB021

ZB021 is a small molecule IL-17AA/AF inhibitor that blocks IL-17AA homodimer and IL-17AF heterodimer signaling for minimizing inflammatory responses. As of February 1, 2026, we exclusively in-license from InnoCare one patent family that specifically covers the composition of matter. This family includes one pending PCT application, and one pending U.S. patent application. The 20-year statutory term for the patents issued in this family expires in March 2045, excluding any extensions of patent term that may be available.

ZB022

ZB022 is a small molecule brain-penetrant TYK2-JH2 inhibitor that blocks the TYK2-mediated receptor-stimulated pathways. As of February 1, 2026, we exclusively in-license from InnoCare one patent family that specifically covers the composition of matter. This family currently includes one pending PCT application. The 20-year statutory term for the patents issued in this family expires in July 2045, excluding any extensions of patent term that may be available.

Trademark Portfolio

The Company owns trademark applications and registrations for “Zenas BioPharma” and the Zenas BioPharma logo, and the “lightning bold” design in the U.S. and other foreign jurisdictions. The Company also owns trademark applications and registrations related to potential drug name candidate trademarks in the U.S. and other foreign jurisdictions.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We have engaged, and currently rely on, single source third-party CMO, WuXi Biologics, for the supply of obexelimab drug product, and our collaboration partner, InnoCare, for the supply of orelabrutinib, ZB021 and ZB022, for use in our preclinical and clinical trials. In addition, we have selected new CMOs in the U.S., which are not affiliated with Wuxi Biologics, to establish additional sources of supply for obexelimab drug substance and drug product for both commercial and clinical use. However, should our CMO, WuXi Biologics, or our collaboration partner, InnoCare, become unavailable to us for any reason, we believe that we would incur delay and cost in order to complete the manufacturing validation and qualification process for such replacements.

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

We have a long-term commercial supply agreement with WuXi Biologics to fulfill and secure obexelimab drug substance and drug product for an anticipated commercial launch, if approved. In addition, we have selected new CMOs in the U.S., which are not affiliated with WuXi Biologics, to establish additional sources of supply for obexelimab drug substance and drug product for both commercial and clinical use. For the medical device component of our product (i.e., prefilled syringe or autoinjector), we plan to utilize device assembly facilities in the U.S. or EU for the global supply. While the drug substances used in our product candidates are manufactured by more than one supplier, we rely on a single third-party manufacturer to manufacture and supply the drug substances, drug products, raw materials, samples, components and other materials for our product candidates. In the event it is necessary or advisable to acquire supplies from alternative sources, we might not be able to obtain them at reasonable prices, or at all. It could also require significant time and expense to transfer our manufacturing processes to another company. If we need to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with applicable quality standards, regulations and guidelines, and we may be required to conduct additional studies.

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

Sales, Marketing and Commercialization

We hold global development and commercialization rights to obexelimab, excluding Japan, Taiwan, South Korea, Singapore, Hong Kong and Australia, which we have licensed to BMS. We also hold the global development and commercialization rights to ZB002 and ZB004.  We also in-licensed from InnoCare certain exclusive rights to orelabrutinib and two early-development product candidates: ZB021 and ZB022.

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

We currently have limited sales, marketing and commercialization capabilities as we are early in the process of building a commercial organization to support the potential launch of obexelimab in the U.S. and Europe. We intend to continue to build the necessary capabilities and infrastructure over time We believe that clinical data, the size of the market opportunity and the size of the required commercial infrastructure will influence our commercialization plans and decision making.

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

We are currently developing obexelimab for IgG4-RD, MS, and SLE. In April 2025, FDA approved Uplizna® (inebilizumab-cdon), an anti-CD19 antibody, which is the first and only FDA-approved therapy for adults with IgG4-RD. There are also two products approved for SLE, and a number of products approved for MS. Moreover, there are a number of product candidates in clinical development by other companies for IgG4-RD, MS, and SLE that may become available in the future.

We are also currently developing orelabrutinib for PPMS and non-active SPMS. For PPMS, there is currently one FDA-approved therapy, Ocrevus® (ocrelizumab), a humanized anti-CD20 monoclonal antibody marketed by F. Hoffmann-La Roche Ltd. For non-active SPMS, there are currently no FDA-approved therapies. Additional product candidates in clinical development by other companies may become available for PPMS and non-active SPMS in the future.

Potentially competitive therapies by indication fall primarily into the following groups of treatment:

IgG4-RD:

●	Uplizna® (inebilizumab-cdon), an anti-CD19 antibody marketed by Amgen Inc.;
●	Rilzabrutinib, a small molecule BTK inhibitor, currently in a Phase 3 trial and being developed by Sanofi S.A.;
●	ACE1831, an allogeneic γδ2 T-cell therapy targeting CD20-expressing B cells, currently in Phase ½ trial, and being developed by Acepodia Inc.;
●	other clinical or preclinical small molecules, biologics (including cell-based therapies), or other therapeutic modalities that may be or are being developed for IgG4-RD; and
●	other therapies such as corticosteroids and immunosuppressants like cyclophosphamide and rituximab have been used off-label. While these other therapies have not been shown to be effective, and carry significant side effects, their off-label use could reduce or delay treatment in the addressable patient population for obexelimab.

RMS:

●	approved monoclonal antibody biologic therapies including anti-CD20 antibodies such as Ocrevus ® marketed by F. Hoffmann-La Roche Ltd., Kesimpta® marketed by Novartis AG, Briumvi® marketed by TG Therapeutics Inc., an anti-CD52 antibody Lemtrada® marketed by Sanofi S.A., and an α4-integrin antibody Tysabri® marketed by Biogen;
●	approved non-antibody-based injectable therapies including interferon beta-1a therapies such as Avonex® marketed by Biogen, Plegridy® marketed by Biogen, Betaseron® marketed by Bayer AG, Extavia® marketed by Novartis AG, Rebif® marketed by Merck KGaA, and myelin basic protein-based therapies such as Copaxone® marketed by Teva Neuroscience Inc.;
●	approved small molecule oral therapies including Aubagio® marketed by Genzyme Corporation, Bafiertam® marketed by Banner Life Sciences, Gilenya® marketed by Novartis AG, Mavenclad® marketed by Merck KGaA, Mayzent® marketed by Novartis AG, Ponvory® marketed by Janssen Pharmaceuticals, Inc., Tascenso® ODT marketed by Cycle Pharmaceuticals Ltd., Tecfidera® marketed by Biogen, Vumerity® marketed by Biogen, and Zeposia® marketed by Bristol Myers Squibb Company;
●	two small molecule BTK inhibitor programs in Phase 3 development, including remibrutinib by Novartis AG, and fenebrutinib by Hoffmann-La Roche Ltd.;
●	a vidofludimus calcium program, vidofludimus, in Phase 3 development by Immunic Therapeutics Inc.;
●	an anti-CD40/CD40L antibody, frexalimab, in Phase 3 trial development by Sanofi S.A.;

●	several Phase 2 trial programs evaluating multiple targets / mechanisms of action including but not limited to CD19, BTK, TYK2, BLyS/APRIL, PAD, Treg cells, stem cell therapy, CAR-T cell therapies and undisclosed targets / mechanisms;
●	other clinical or preclinical disease modifying small molecules, biologics, or other therapeutic modalities that may be or are being developed for RMS; and
●	an approved generic and biosimilar therapies.

PPMS:

●	Ocrevus® (ocrelizumab), an anti-CD20 antibody marketed by F. Hoffmann-La Roche Ltd.;
●	a small molecule BTK inhibitor program, fenebrutinib, in Phase 3 development by F. Hoffmann-La Roche Ltd.;
●	a small molecule selective tyrosine kinase inhibitor program, masitinib, in Phase 3 development by AB Science;
●	several Phase 2 trial programs evaluating multiple targets/mechanisms of action including but not limited to CD19, CD20, BTK, DHODH, Nurrl, MAGL, MHC class II modulators, Treg cells, CAR-T cell therapies and undisclosed targets/mechanisms;
●	other clinical or preclinical disease modifying small molecules, biologics, or other therapeutic modalities that may be or are being developed for PPMS; and
●	an approved generic and biosimilar therapies.

SPMS:

●	a small molecule BTK inhibitor program, tolebrutinib, that has completed Phase 3 study in non-relapsing SPMS and is being developed by Sanofi S.A.;
●	a small molecule BTK inhibitor program, remibrutinib, in Phase 3 development in SPMS by Novartis AG;
●	a small molecule selective tyrosine kinase inhibitor program, masitinib, in Phase 3 in development in non-active SPMS by AB Science;
●	an anti-CD40/CD41 antibody, frexalimab, in Phase 3 development in non-relapsing SPMS by Sanofi S.A.;
●	several Phase 2 trial programs evaluating multiple targets/mechanisms of action including but not limited to CD19, CD3, BTK, DHODH, Nurr1, stem cell therapy, CAR-T cell therapies and undisclosed targets/mechanisms;
●	other clinical or preclinical disease modifying small molecules, biologics, or other therapeutic modalities that may be or are being developed for SPMS; and
●	approved generic and biosimilar therapies.

SLE:

●	approved therapies including an anti-BLyS antibody Benlysta® (belimumab) marketed by GSK plc., an anti-IFNAR (type I interferon receptor) antibody Saphnelo® (anifrolumab) marketed by AstraZeneca plc., and a dual antagonist of BlyS and APRIL Tai’ai® (telitacicept) approved and marketed only in China, by RemeGen Co., Ltd.;

●	an anti-CD40L (CD40 ligand) pegylated Fab (antigen binding fragment) program, dapirolizumab, in a Phase 3 clinical trial, being developed by UCB SA;
●	an anti-BDCA2 (blood dendritic cell antigen 2) antibody program, litifilimab, in Phase 3 trials, being conducted by Biogen Inc.;
●	a small molecule TYK2 inhibitor in Phase 3 trials, deucravacitinib, being developed by Bristol Myers Squibb Company;
●	a sphingosine-1-phosphate 1 receptor modulator in Phase 3 trials, cenerimod, being developed by Idorsia Pharmaceuticals Ltd.;
●	a small molecule Janus kinase inhibitor in Phase 3 trials, upadacitinib, being developed by AbbVie Inc.;
●	an anti-BAFF-R antibody program in Phase 3 trials, ianalumab, being developed by Novartis AG;
●	two anti-CD20 antibody programs in Phase 3 trials, including one program developed by F. Hoffmann-La Roche Ltd. that reported positive topline results in SLE, and a second program from Beijing Mabworks Biotech Co., Ltd., the latter in China only;
●	several Phase 2 trial programs evaluating multiple targets / mechanisms of action including but not limited to BCL-2, BCMA/CD19, BCMA/CD3, BDCA-2, BlyS, BTK, CD19, CD19/CD3, CD20, CD20/CD3, CD22, CD38, cGAS, HK-4 glucokinase, IFNAR1, TLR7/8, TYK2, stem cell therapy, CAR-T cell therapies and undisclosed targets / mechanisms;
●	other clinical or preclinical small molecules, biologics, or other therapeutic modalities that may be or are being developed for SLE; and
●	other therapies such as antimalarials (e.g., hydroxychloroquine), corticosteroid, and immunosuppressants (e.g., cyclophosphamide or rituximab) have been used off-label. While these other therapies have not been shown to be effective, and carry significant side effects, their off-label use could reduce or delay treatment in the addressable patient population for obexelimab.

We are also developing ZB021, an oral IL-17 AA/AF inhibitor. There are four FDA-approved IL-17 programs for various indications, all of which are in intravenous or subcutaneous formulations, including Cosentyx® (secukinumab) marketed by Novartis AG, Taltz® (ixekizumab) marketed by Eli Lilly and Company, Bimzelx® (bimekizumab-bkzx) marketed by UCB SA, and Siliq® (brodalumab) marketed by Bausch Health Companies Inc. There are currently no FDA-approved IL-17 biosimilars. There are several IL-17 programs in clinical development in the US, including oral small molecule and oral peptide programs such as simepdekinra by Eli Lilly and Company in Phase 2 development, PN-881 by Protagonist Therapeutics Inc. in Phase 1 development, and ASC-50 by Ascletic Pharma Inc. in Phase 1 development. Additional oral IL-17 programs are in preclinical development.

We are also developing ZB022, a brain-penetrant TYK2 inhibitor. There is one FDA-approved TYK2 inhibitor, Sotyktu® (deucravacitinib) marketed by Bristol-Myers Squibb Company, indicated for adults with moderate-to-severe plaque psoriasis. Sotyktu is a peripheral acting TYK2 inhibitor. There are currently no FDA-approved TYK2 inhibitor biosimilars. There are several TYK2 inhibitor programs in clinical development in the US, including the following Phase 3 programs: zasocitinib, a peripheral acting TYK2 inhibitor being developed by Takeda Pharmaceutical Company Limited, envudeucitinib, a brain-penetrant TYK2 inhibitor being developed by Alumis Inc., and BHV-8000, a brain-penetrant TYK2/JAK1 inhibitor being developed by Biohaven Therapeutics Ltd. Additional Phase 1 and Phase 2 clinical TYK2 programs, as well as preclinical TYK2 programs, are in development across numerous indications.

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

We, along with our CMOs, contract research organizations (“CROs”) and third-party vendors, will be required to satisfy these requirements in each of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The processes for obtaining marketing approvals in the U.S. and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes, regulations, and other regulatory requirements, require the expenditure of substantial time and financial resources.

In the U.S., where we are initially focusing our product development, the FDA regulates biologics and small molecule drugs under the Federal Food Drug and Cosmetic Act (“FDCA”) and Public Health Service Act (“PHSA”), and their implementing regulations. Both biologics and small molecule drugs are also subject to other federal, state and local statutes and regulations. Our product candidates have not been approved for marketing in the U.S.

An applicant seeking approval to market and distribute a new biologic or small molecule drug in the U.S. must satisfactorily complete each of the following steps:

●	preclinical laboratory tests, animal studies and formulation studies performed in accordance with the FDA’s Good Laboratory Practices (“GLPs”);
●	manufacture of the drug substance and drug product in accordance with the FDA’s current Good Manufacturing Practices (“cGMPs”), along with required analytical and stability testing;
●	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin and must be updated annually or when significant changes are made;
●	approval by an independent IRB, representing each clinical trial site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials, in accordance with current Good Clinical Practice requirements (“cGCPs”), necessary to establish the safety, efficacy, potency and purity of the product candidate for each proposed indication;
●	preparation and submission to the FDA of a New Drug Application (“NDA”) or BLA, requesting marketing approval for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product and proposed labeling;
●	a determination by the FDA within 60 days of its receipt of the BLA or NDA to file the application for review;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMPs and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of any FDA audits of the preclinical studies and clinical trial sites to assure compliance with GLPs and cGCPs, as applicable, and the integrity of clinical data in support of the BLA or NDA;
●	payment of user fees under the Prescription Drug User Fee Act (“PDUFA”), unless exempted;

●	the FDA’s review and approval of the BLA or NDA, including consideration of the views of any FDA advisory committee, if applicable; prior to any commercial marketing or sale of drug or biologic in the U.S. and
●	if approved, compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and any post-approval studies or other post-marketing commitments required by the FDA.

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

At any time during the initial 30-day IND review period or while clinical trials are ongoing under the IND, the FDA may impose a partial or complete clinical hold. Clinical holds may be imposed by the FDA when there is concern for patient safety, and may be a result of new data, findings, or developments in clinical, preclinical, and/or chemistry, manufacturing and controls (“CMC”) or where there is non-compliance with regulatory requirements. This order would delay either a proposed clinical trial or cause suspension of an ongoing trial, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. A separate submission to an existing IND must also be made for each successive clinical trial conducted, and the FDA must grant authorization, either explicitly or implicitly, by not objecting before each clinical trial can begin.

Human Clinical Trials

Clinical trials involve the administration of an investigational drug product to healthy volunteers or patients with the disease or condition to be treated under the supervision of qualified investigators. Clinical trials must be conducted in accordance with cGCPs, which establish ethical and data integrity standards for clinical testing, as well as the requirements for informed consent.

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

The FDA, Institutional Review Board (“IRB”) or the trial sponsor may suspend a clinical trial at any time on various grounds, including a finding that the trial is not being conducted in accordance with cGCPs or IRB requirements or that research subjects or patients are being exposed to an unacceptable health risk. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or data monitoring committee. Depending on its charter, this group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on certain available data from the trial.

A sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, FDA may accept the results of the study in support of a BLA or NDA if the study was well-designed and conducted in accordance with cGCPs, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

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

In some cases, the FDA may approve a BLA or NDA for a product but require the sponsor to conduct additional clinical trials to further assess the product’s safety and effectiveness after approval. Such post-approval trials are typically referred to as confirmatory studies, or Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and verify clinical benefit for products approved under accelerated approval regulations. Failure to exercise due diligence with regard to conducting required confirmatory studies could result in withdrawal of approval for products.

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

During the development of a new biologic, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before a BLA or NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development.

Compliance with cGMPs

Concurrent with clinical trials, companies must finalize a process for manufacturing the product in commercial quantities in accordance with cGMPs. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the products do not undergo unacceptable deterioration over their shelf life. Before approving a BLA or NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMPs and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing controls for products like biologics whose attributes cannot be precisely defined. Material changes in manufacturing equipment, location, or process post-approval, may result in additional regulatory review and approval.

Review and Approval of a BLA/NDA

The results of clinical trials and preclinical studies, together with detailed information regarding the manufacturing processes, chemistry and composition of the product, the proposed labeling and other relevant information, are submitted to the FDA as part of a BLA or NDA requesting approval to market the product for one or more specified indications. Clinical and preclinical data may come from company-sponsored trials or from a number of alternative sources, including studies initiated by investigators, and the BLA or NDA must include any negative and ambiguous results, as well as positive findings. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity, and potency of the investigational product to the satisfaction of the FDA. For most BLAs or NDAs, the sponsor is required to pay a substantial application user fee at the time of submission and the sponsor of an approved BLA or NDA is subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

The FDA has 60 days after submission of the application to conduct an initial review to determine whether to accept it for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. If the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the acceptance date in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs or NDAs and the review process may be significantly extended by FDA requests for additional information or clarification. For example, the review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides additional data, analysis or information that FDA deems a major amendment.

During its review of a BLA/NDA, the FDA may refer applications for novel drug or biological products, or drug or biological products that present difficult questions of safety or efficacy to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of preclinical and clinical trial sites to assure compliance with GLPs or GCPs, the FDA may approve the BLA/NDA or issue a complete response letter. Under the PHSA, the FDA may approve a BLA if it determines the product is safe, pure, and potent, and that the facility in which the product will be manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, purity and potency. Similarly, under the FDCA, the FDA may approve an NDA if it determines the product is safe and effective and that the facility in which the product will be manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety and efficacy. If FDA determines the product meets these standards, it may issue an approval letter authorizing the commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the FDA will issue a complete response letter, which will contain the conditions that must be met in order to secure final approval of the application, and when possible, will outline recommended actions the sponsor might take to obtain approval of the application. A complete response letter may require additional clinical data and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Sponsors that receive a complete response letter have one year to submit information that represents a complete response to the deficiencies identified by the FDA. The FDA will then re-review the application, taking into consideration the response, and determine whether the application meets the criteria for approval. Failure to respond to a complete response letter will serve as a withdrawal of an application. The FDA will not approve an application until issues identified in any complete response letters have been addressed.

If the FDA approves a new product, it may limit the approved indication(s) for use of the product. It may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may require post-approval studies, including Phase 4 clinical trials, to further assess the product’s efficacy and/or safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs.

After approval, if there are any modifications to the approved product, including changes in the indications, dosage forms, labeling, or manufacturing processes or facilities, the sponsor may be required to submit and obtain FDA approval of a new BLA/NDA or BLA/NDA supplement, which may require the generation of additional data or the conduct of additional preclinical studies and clinical trials.

Post-Approval Regulation

Upon FDA approval of a BLA or NDA, the sponsor will be required to comply with all post-approval regulatory requirements for biologics, as well as any specific post-approval requirements that the FDA has imposed as part of the product or indication’s approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information, obtain FDA approval for certain manufacturing and labeling changes, and comply with requirements concerning advertising and promotional labeling, record-keeping, and drug supply chain security. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections for compliance with ongoing regulatory requirements, including cGMPs. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control, as well as pharmacovigilance activities, to maintain compliance with cGMPs and other regulatory requirements.

A biological product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may perform certain confirmatory tests on lots of some products before releasing the lots for distribution. In addition, the FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products, including biological products. These regulations include, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the BLA/NDA is approved. Once a BLA/NDA is approved, the sponsor can make only those claims relating to safety, efficacy, purity and potency that are in accordance with the provisions of the approved label. In the U.S., healthcare professionals are generally permitted to prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those approved by the FDA. Such off-label uses are common across medical specialties. The FDA does not regulate the practice of medicine or healthcare providers’ choice of treatments. However, FDA regulations do impose rigorous restrictions on manufacturers’ communications of off-label uses. Additionally, promotional materials for prescription drug products must be submitted to the FDA in conjunction with their first use.

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

FDA Regulation of Combination Products

Certain therapeutic products are comprised of multiple FDA-regulated components, such as drugs and medical devices, that are physically combined and produced as a single entity, packaged together in a single package, or packaged separately but intended to be labeled for use together. These products are known as combination products. We expect that obexelimab and our other product candidates packaged in a prefilled syringe or autoinjector would be subject to regulation as a combination product if consisting of a therapeutic biologic or small molecule and a delivery device.

The constituent elements of such combination products would normally be subject to different FDA regulatory frameworks and regulated by different Centers at the FDA. Depending on the type of combination product, its approval, clearance or licensure may usually be obtained through the submission of a single marketing application; however, FDA could require separate marketing applications for individual constituent parts of the combination product which may require additional time, effort and information. Even when a single marketing application is required for a combination product, such as a BLA for a combination biologic and device product, both FDA’s Center for Biologics Evaluation and Research and FDA’s Center for Devices and Radiological Health may participate in the review. If a product candidate is considered a combination product, the sponsor will also need to comply with post-marketing regulatory requirements, including adverse event reporting and applicable portions of the FDA’s Quality Management System regulation, applicable to combination products.

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

The FDA may designate a product for fast track designation if it is intended for the treatment of a serious or life-threatening disease or condition, and preclinical or clinical data demonstrate the potential to address unmet medical needs for such a disease or condition. For products with fast track designation, sponsors may have more frequent interactions with the FDA, the product is potentially eligible for accelerated approval and priority review, if relevant criteria are met, and the BLA/NDA may be eligible for “rolling review,” under which the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a product with fast track designation may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining sections of the BLA/NDA, and the sponsor must pay any required user fees upon submission of the first section of the BLA/NDA. The FDA’s time goal for reviewing a fast track application does not begin until the last section of the application is submitted.

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

The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness when compared with other available therapies. A priority review designation is intended to direct the FDA’s attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on an original BLA/NDA from ten months to six months from the acceptance date.

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

Development in Pediatric Patients

Under the Pediatric Research Equity Act of 2003, a BLA, NDA or BLA supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. A sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit a Pediatric Study Plan (“PSP”) that contains an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The sponsor and the FDA must reach agreement on the PSP. The FDA or the applicant may request an amendment to the plan at any time.

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

Pediatric Exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including orphan exclusivity. This six-month exclusivity may be granted if a BLA or NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted.

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “ACA”), which was signed into law in March 2010, included the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”). The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product.” Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.”

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

Small Molecule Marketing Exclusivity

The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application ("ANDA") or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. Examples of applications that may require new clinical investigations essential to approval and receive three-year exclusivity include applications for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

U.S. Patent Term Restoration and Extension

In the U.S., a patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Amendments, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one-half the time between the effective date of the IND and the submission date of the BLA/NDA, plus the time between the submission date of the BLA/NDA and the ultimate approval date, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the U.S. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office (“USPTO”) reviews and approves the application for any patent term extension in consultation with the FDA.

Federal and State Data Privacy and Security Laws

Under the Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), HHS has issued regulations to protect the privacy and security of protected health information, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their regulations, including the final omnibus rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities and their covered subcontractors that obtain protected health information in providing services to or on behalf of covered entities or business associates. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal, administrative, civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security may be adopted in the future as well.

Additionally, states, such as California, Virginia and Colorado have recently enacted the consumer privacy laws that grant rights to data subjects and place increased privacy and security obligations on entities handling personal data of consumers or households. While we are not currently subject to laws such as the California Consumer Privacy Act (“CCPA”), some observers note that the CCPA and similar legislation could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

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

The processes governing approval of medicinal products in the EU and UK generally adopt a similar approach to that applied in the U.S. They entail satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. Data should be generated to demonstrate that a drug substance and a drug product can be manufactured and controlled according to the pre-specified quality standards. The data relating to quality, preclinical testing and clinical trials should be submitted to the relevant competent authorities in an MAA for regulatory review in order to determine whether a marketing authorization can be granted. Even if a marketing authorization has been granted, there is a need to obtain a pricing and reimbursement decision before a new medicinal product can be marketed and sold in the EU and/or the UK (as applicable).

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

Accelerated Assessment Pathways

The EU’s Priority Medicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and facilitates accelerated assessment of medicinal products representing substantial innovation reviewed under the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Economic Area (“EEA”) or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by, for example, introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme. Many benefits accrue to sponsors of therapeutic candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, an EMA contact and rapporteur from the Committee for Human Medicinal

Products (“CHMP”), or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

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

For the time being, under the Northern Ireland Protocol, centralized marketing authorizations continue to provide a valid basis for commercializing medicinal products in Northern Ireland. However, centralized marketing authorizations no longer provide a valid basis for the commercialization of medicinal products in Great Britain. Pursuant to the Windsor Framework, from January 1, 2025, all new medicinal products for the UK market will be authorized by the Medicines and Healthcare Regulatory Agency (“MHRA”). In this regard, the MHRA will grant a single UK-wide marketing authorization for all medicinal products intended for sale in the UK, enabling medicinal products to be sold in a single pack and under a single authorization throughout the UK.

Following its departure from the EU, the UK has introduced changes to its national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, ILAP (described above) and new routes of evaluation for novel products and biotechnological products. Notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the Trade and Cooperation Agreement (“TCA”), and that EU marketing authorizations do not automatically provide a valid basis for the commercialization of medicinal products in Great Britain from January 1, 2024, applicants will be able to request the MHRA to recognize marketing authorizations granted in foreign jurisdictions (including the EU) under a new International Recognition Procedure.

Regulatory Data Protection in Europe

In the EU and the UK, new chemical entities (including both small molecules and biological medicinal products) and new biological substances approved on the basis of a complete independent data package consisting of quality, preclinical testing results and clinical trial data qualify for eight years of Regulatory Data Protection (“RDP”) upon grant of a marketing authorization and two years of marketing protection. Data protection prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the MAA dossier of the reference medicinal product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EU. During the two-year period of marketing protection, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. Even if a generic or biosimilar medicinal product is approved, it cannot be marketed until the expiration of the marketing protection. The ten-year protection period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical or a new biological entity so that the innovator gains the prescribed period of data protection, another company may market another version of the medicinal product if such company obtained marketing authorization based on an MAA with a complete and independent data package consisting of pharmaceutical and preclinical testing results and clinical trial data.

Patent Term Extensions in the EU and Other Jurisdictions

The EU also provides for patent term extension through Supplementary Protection Certificate (“SPCs”) which aim to offset the loss of patent protection for pharmaceutical products arising from the lengthy testing and clinical trials required to obtain an MA. The rules and requirements for obtaining a SPC are similar to those in the U.S. An SPC may extend the term of a basic patent for up to five years after its originally scheduled expiration date in order to provide up to a maximum of fifteen years of exclusivity from the time the medicinal product in question first obtains an MA for it to be placed on the market. As mentioned above, in certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained; and in the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. Although SPCs are available throughout the EU, holders must apply the patent term extension on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the EU.

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

General Data Protection Regulation

The processing of personal data regarding individuals in the EU, including personal health data, is regulated by Regulation (EU) 2016/679, which took effect on May 25, 2018. The General Data Protection Regulation (“GDPR”) is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require us to change our business practices to ensure full compliance.

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

Within the U.S., third-party payors are increasingly seeking to control drug costs by examining the cost-effectiveness of new products and services in addition to their safety and efficacy; managing drug utilization and challenging the price of drugs. To obtain or maintain coverage and reimbursement for any future product, we may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our product. These studies will be in addition to the studies required to obtain regulatory approvals. Third-party payors may limit coverage of product by, for example, only covering specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Some third-party payors may manage utilization of a particular product by requiring pre-approval (known as “prior authorization”) for coverage of particular prescriptions (to allow the payor to assess medical necessity) or otherwise restricting coverage of a product even if used consistent with its approved indication. Manufacturers of marketed drugs may be required to provide discounts or rebates under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal healthcare programs such as Medicaid. More generally, price concessions may need to be offered to third party payors to obtain favorable coverage or to purchasers to achieve sales. Hospitals and health systems are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Arrangements with third party payors or purchasers may include value-based arrangements under which the amount paid for products depends on the performance of the product. Net prices for drugs may be further reduced by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S.

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

Healthcare Reform

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for therapies addressing rare diseases such as those we are developing. In both the U.S. and certain foreign jurisdictions, there have been a number of reforms to the healthcare system that could impact our ability to sell our product candidates profitably if and when approved for marketing. For example, in 2010, the ACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Beyond the ACA, there have been ongoing healthcare reform efforts, including efforts focused on drug pricing and payment. For example, the Inflation Reduction Act (“IRA”), includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with negotiated prices for the first set of drugs taking effect in 2026). The IRA has had and will likely continue to have a significant impact on the pharmaceutical industry. Additionally, changes to Medicaid effective in 2024 eliminated the Medicaid rebate cap and changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers.

Recently, drug pricing and payment has been subject to a number of reform initiatives. For example, the current presidential administration issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. In May 2025, the current presidential administration issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A website sponsored by the federal government offering pharmaceutical direct-to-consumer channels has also been launched. Federal agencies are developing new drug pricing pilot programs, such as a voluntary Medicaid initiative which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and proposed Medicare Part B and Part D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model. Many of these reform initiatives would require additional legal and/or administrative action to implement and may be subject to legal challenge.

Other federal healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace such as the elimination of certain subsidies, will increase the number of uninsured.

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

At the state level, individual states are increasingly implementing initiatives designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and measures to encourage importation from other countries and bulk purchasing. For example, certain states have formed Prescription Drug Affordability Boards that assert authority to set reimbursement rates and/or drug pricing in the state. States are also increasingly expanding or changing Medicaid supplemental rebate programs to secure additional rebates from manufacturers in exchange for drug coverage and to limit coverage of certain drugs for certain Medicaid patients or to all Medicaid patients. These and other future state-level reform activities could negatively affect Medicaid coverage and reimbursement for our products.

Healthcare reform efforts have been and may continue to be subject to scrutiny, legal challenge and subsequent amendment, creating further uncertainty.

Other recent government actions may also affect prices or payments for prescription drugs. For example, the Trump Administration’s recently announced tariff on branded or patented drugs may increase the cost of drug products that are imported from abroad or manufactured using products or materials imported from abroad. The timeline for implementation of this tariff has not yet been finalized. As another example, the Budget Control Act, as amended (the “Budget Control Act”), resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 that remain in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

Future healthcare or related reforms could affect demand for, or pricing of, any future products if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any reform efforts. There is no assurance that such reform will not adversely affect our future business and financial results.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain how we conduct our business, including the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Restrictions under applicable federal and state healthcare laws and regulations, some of which will apply only if and when we receive marketing approval for a product candidate, include the following:

●	federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
●	federal false claims, false statements and civil monetary penalties laws which prohibit, among other activities, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid and may be implicated if claims are submitted that result from a violation of the federal anti-kickback statute;

●	HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	the FDCA, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
●	federal laws that require pharmaceutical manufacturers to calculate, certify and report certain complex calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
●	the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, certain non-physician practitioners and teaching hospitals to the federal government for re-disclosure to the public;
●	the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof; and
●	analogous state and foreign laws and regulations, such as state anti-bribery, anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Employees and Human Capital Resources

As of February 28, 2026, we had 167 full-time employees, consisting of clinical, scientific, development, medical affairs, technical operations, regulatory, finance, legal and operational personnel. None of our employees is represented by labor unions or subject to a collective bargaining agreement. Our personnel outside of the U.S. are subject to employment contracts which contain customary notice periods. We consider our relationship with our employees to be good.

Of our 167 full-time employees as of February 28, 2026, 16 were located in China and consisted of clinical, technical operations, regulatory, finance and human resources personnel. Our China-based employees support clinical operations and regulatory matters related to obexelimab in the Asia-Pacific region and technical operations, with all functions in China reporting to management in the U.S. We also have 4 dedicated medical and commercial personnel located in Europe to advance our obexelimab strategy in that region. We recognize that our continued ability to attract, retain, and motivate exceptional employees is vital to ensuring our long-term competitive advantage. Our employees are critical to our long-term success and are essential to helping us meet our goals. Among other things, we support and incentivize our employees in the following ways:

●	Talent development, compensation, and retention: Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. Our compensation program is designed to retain, motivate and attract highly qualified employees. Accordingly, we use a mix of competitive base salary, cash-based annual incentive compensation, performance-based equity compensation awards and other employee benefits.
●	Health and safety: We value the health and safety of our employees and provide comprehensive insurance benefits, an employee assistance program, paid holidays, a personal time-off program, and other benefits which are intended to assist employees to manage their well-being.
●	Inclusion: We are committed to efforts to foster an inclusive professional environment that supports our workforce.

Corporate and Other Information

We incorporated in November 2019 as Zenas BioPharma (Cayman) Limited, an exempted company incorporated in the Cayman Islands with limited liability, and commenced operations in 2020. On August 2, 2023, the Company (then known as Zenas BioPharma (Cayman) Limited) de-registered from the Cayman Islands and registered by way of continuation in the State of Delaware. Our common stock currently trades on the Nasdaq Global Select Market under the ticker symbol “ZBIO”. Our principal executive offices are located at 852 Winter Street, Suite 250, Waltham MA 02451, and our telephone number at that address is (857) 271-2954.

Available Information

Our Internet address is www.zenasbio.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. We have included our website in this Annual Report solely as an inactive textual reference. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available through the “Investor & Media Relations” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis and Retrieval system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors

Investors should carefully consider the risks described below, together with the other information contained in this Annual Report, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our audited consolidated financial statements and related notes contained in this Annual Report. The events discussed below may occur and adversely impact our business, financial condition, results of operations and prospects, which may cause the trading price of our common stock to decline. These risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also affect our business. See “Special Note Regarding Forward-Looking Statements.”

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

We have incurred, and will continue to incur, significant expenses related to the clinical development of our product candidates and ongoing operations.  For the years ended December 31, 2025 and 2024, we reported a net loss of $377.7 million and $157.0 million, respectively. As of December 31, 2025, we had an accumulated deficit of $765.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance the development of our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate that our expenses increase and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and our working capital.

We anticipate that our expenses will increase substantially if, and as, we:

●	continue clinical development of obexelimab, orelabrutinib and our other programs;
●	advance our obexelimab and orelabrutinib programs and our other product candidates through preclinical development and clinical trials;
●	identify additional product candidates and acquire rights from third parties to those product candidates through licenses or acquisitions and conduct development activities, including preclinical studies and clinical trials;
●	make royalty, milestone or other payments under current, and any future, license or collaboration agreements;
●	procure the manufacturing of preclinical, clinical and commercial supply of our current or any future product candidates;
●	seek marketing regulatory approvals for our current or any future product candidates that successfully complete clinical trials;
●	commercialize our current or any future product candidates, if approved;
●	continue to take steps toward our goal of being an integrated biopharma company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure, including pre-commercialization preparation for the potential launch of obexelimab in IgG4-RD;
●	attract, hire and retain qualified clinical, scientific, operations and management personnel;
●	seek to continue to develop, maintain and defend our intellectual property portfolio, including against third-party interference, infringement and other intellectual property claims, if any;
●	add and maintain operational, financial and information management systems;
●	attempt to address any competing therapies and market developments;

●	experience delays in our preclinical studies, clinical trials or regulatory approval for our current or any future product candidates, including with respect to failed studies, inconclusive results, safety issues or other regulatory challenges;
●	establish agreements with CROs and CMOs; and
●	incur additional costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance with an exchange listing and the Securities and Exchange Commission (the “SEC”) requirements, director and officer insurance premiums and investor relations costs.

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

The development of biopharmaceutical product candidates, including conducting preclinical studies and clinical trials, is a time consuming, capital-intensive and uncertain process. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to substantially increase in connection with our ongoing and future activities, including, without limitation, our two Phase 3 trials of orelabrutinib in forms of progressive MS. If we obtain regulatory approval for obexelimab or other product candidates, we also expect to incur significant commercialization expenses related to manufacturing, marketing, sales and distribution of such products, and we will incur costs as part of pre-commercialization preparations for a potential launch of obexelimab. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial or preclinical study is uncertain, we cannot reliably estimate the actual amount of capital necessary to successfully complete the development and commercialization of obexelimab, orelabrutinib and other product candidates.

As of December 31, 2025, we had $360.5 million in cash, cash equivalents and investments. Based on our current operating plans, we expect that our existing cash, cash equivalents and investments together with the $71.5 million of net proceeds received to date in the first quarter of 2026 from sales under our ATM Program and the first tranche of $75.0 million available under the Company’s debt arrangement with Pharmakon (see Note 18, Subsequent Events, to our consolidated financial statements included elsewhere in this Annual Report), will be sufficient to fund our operations and capital expenditure requirements for approximately twelve months from the date of our consolidated financial statements are issued. However, due to the uncertainties inherent in forecasting our future cash requirements, management has concluded that these resources are not sufficient to alleviate substantial doubt with respect to our ability to continue as a going concern. Our financial statements do not include any adjustments or changes in classification of assets or liabilities that may result from our possible inability to continue as a going concern. However, we expect to finance our operations through private or public equity financing, debt financing or other capital resources.

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

We expect that our commercial revenue, if any, will initially be derived from sales of obexelimab, which we do not expect to be commercially available for several years, if ever. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. For example, in March 2026, we entered into the Loan Agreement with  Credit PLC (the “Collateral Agent”), BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon, providing for up to $250.0 million term loan facility consisting of several tranches of loans that will become available upon the achievement of certain milestones. See “Item 9B – Other Information” for additional information.

Adequate additional financing may not be available to us on acceptable terms, or at all, including as a result of financial and credit market deterioration or instability, market-wide liquidity shortages, geopolitical events or otherwise. If we are unable to raise sufficient additional capital, we would be forced to curtail our planned operations and the pursuit of our growth strategy.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

In its report accompanying our audited financial statements for the year ended December 31, 2025, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operation  and expectations of continuing operating losses raise substantial doubt about our ability to continue as a going concern for a period of one year after the date the financial statements are issued. See Note 1 to our consolidated financial statements appearing elsewhere in our Annual Report for additional information on our assessment. Our future viability is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. There is no assurance that we will succeed in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. The perception that we might be unable to continue as a going concern may also make it more difficult to obtain financing for the continuation of our operations on terms that are favorable to us, or at all, and could result in the loss of confidence by investors, suppliers and employees. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements and it is likely that our investors will lose all or a part of their investment.

Raising additional capital may cause dilution to our stockholders, impose restrictions on our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, that we generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a holder of our common stock. For example, in October 2025, we closed our private placement of 6,311,030 shares of common stock for net proceeds of approximately $111.8 million, after deducting placement agent fees and other offering costs. Any future debt or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

In September 2025, the Company and Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”) entered into the Revenue Participation Right Purchase and Sale Agreement (the “Royalty Purchase Agreement”). The Royalty Purchase Agreement contains covenants that impose on us certain obligations, including with respect to royalty payments, advancement of our obexelimab program and reporting of clinical, regulatory and commercial updates to Royalty Pharma and includes restrictions on intellectual property transfers and out-licenses. The Royalty Purchase Agreement also limits our ability to incur certain types of indebtedness prior to the consummation of a change of control and limits our ability to create or incur liens or dispose of certain assets related to obexelimab. The Royalty Purchase Agreement may only be terminated by mutual written agreement of Royalty Pharma and us.

Additionally, in March 2026, the Company entered into the Loan Agreement with Credit PLC (the “Collateral Agent”), BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon and the guarantors party to such agreement. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties. We and our subsidiaries are bound by certain affirmative covenants setting forth actions that are required during the term of the Loan Agreement, including, without limitation, certain information delivery requirements (including that consolidated financial statements delivered for and after the fiscal year ending December 31, 2026 are not subject to any qualification as to “going concern” or “scope of audit”), obligations to maintain certain insurance, and certain notice requirements. The Loan Agreement contains customary financial covenants, including (i) at all times prior to the satisfaction of the Tranche B/C Approval Condition, a minimum liquidity requirement and (ii) subject to the outstanding aggregate principal amount of Term Loans advanced under the Loan Agreement being equal to or greater than $200.0 million, a minimum trailing twelve months consolidated net revenue covenant. Additionally, we and our subsidiaries are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement, including, without limitation, (i) selling or disposing of assets, (ii) amending, modifying or waiving our rights under material agreements, (iii) consummating change in control transactions unless all amounts becoming due under the Loan Agreement are paid in full immediately upon (and concurrent with) the consummation of any such change in control transaction, (iv) incurring additional indebtedness, (v) incurring non-permitted liens or encumbrances on our or our subsidiaries’ assets, (vi) paying dividends or making any distribution or payment on or redeeming, retiring or purchasing any equity interests, (vii) making payments on subordinated indebtedness and (viii) making investments other than permitted acquisitions and permitted investments, in each case, subject to specified exceptions including, in the case of restrictions on incurrence of additional indebtedness, the ability to incur certain convertible indebtedness and enter into certain permitted royalty financing agreements. Compliance with the covenants under the Royalty Purchase Agreement and the Loan Agreement limits our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us.

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

We expect to continue to rely, in part, on collaborators, CROs and clinical trial sites to conduct our clinical trials, including participant enrollment, and we have limited influence over their performance. We or our collaborators may experience delays in initiating or completing clinical trials and preclinical studies or other issues that delay or prevent our ability to receive marketing approval or commercialize our current and any future product candidates, including:

●	the FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies or impose additional requirements before permitting us to initiate a clinical trial;
●	the FDA or comparable foreign regulatory authorities, IRBs or ethics committees may disagree with our study design, may require that we modify or amend our clinical trial protocols, or may not authorize us or our investigators to commence or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with trial sites and CROs, the terms of which can be subject to extensive negotiation and may vary significantly;
●	clinical investigators or clinical trial sites may deviate from trial protocols or GCPs or drop out of a trial, and we may need to add new investigators or sites;
●	our CROs may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, if at all;
●	the number of participants required for clinical trials may be larger than expected, enrollment in clinical trials may be slower than expected or participants may drop out or fail to return for post-treatment follow-up at a higher rate than expected;
●	we may observe unexpectedly high placebo response rates;
●	the cost of clinical trials and preclinical studies may be greater than we anticipate, or we may have insufficient funds to conduct such trial or study or to pay the substantial user fees required by the FDA upon the submission of a BLA, or a NDA;

●	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials or preclinical studies may be insufficient or inadequate to initiate or complete a given clinical trial;
●	our product candidates may have undesirable side effects or other unexpected characteristics that are viewed to outweigh their potential benefits;
●	reports from clinical testing of other similar therapies may raise safety, tolerability or efficacy concerns about our product candidates; and
●	clinical trials of our product candidates may fail to show appropriate safety, tolerability or efficacy, may produce negative or inconclusive results or may otherwise fail to improve on the existing standard of care, and we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies or we may decide to abandon product candidate development.

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

Our clinical trials of obexelimab are administered through SC injection. In the Phase 1 PK and relative bioavailability study of obexelimab administered either intravenously or subcutaneously, the most common related treatment emergent adverse events across all SC dose regimens were headache and injection site reactions. GI-related events seen with IV infusions were not observed in subjects who received SC formulation, but future studies may reveal similar issues. While we believe that obexelimab has the potential to offer benefits, including in regard to its side-effect profile, over B cell depleting agents, if obexelimab is shown to have adverse events, side effects or other safety or tolerability concerns, then our opportunity to disrupt the current standard of care will be limited.

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

Even if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of treatment outweigh the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to healthcare practitioners, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. Furthermore, if we or others later identify undesirable side effects caused by any product candidate that we obtain marketing approval for, several potentially significant negative consequences could result, including:

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

We face potential competition from different sources that have made substantial investments into the rapid development of novel treatments for immunological indications, including large and specialty pharmaceutical and biotechnology companies, many of which already have approved therapies in our current indications and have achieved commercial success or may be more successful than our product candidates.

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

Our current product candidates, initially under development for treatment of various I&I indications would, if approved, face competition from existing approved immunological treatments, many of which have achieved commercial success. We may also not be successful in generating clinical data sufficient to differentiate our product candidates from other products in the same therapeutic area. If our competitors’ products are, or are perceived to be, more effective, more convenient, less costly or safer than our products, or we are unable to demonstrate differentiation in any of those factors, we may not be able to achieve a competitive position in the market. We are currently developing obexelimab for the treatment of IgG4-RD, MS, and SLE. In April 2025, FDA approved UPLIZNA (inebilizumab-cdon) an anti-CD19 antibody, which is the first and only FDA-approved therapy for the treatment of IgG4-RD in adult patients. There are also two products approved for SLE, and a number of products approved for MS. Moreover, there are a number of product candidates in clinical development by other companies for IgG4-RD, MS, and SLE that may become available in the future. We are also currently developing orelabrutinib for PPMS and non-active SPMS. For PPMS, there is currently one FDA-approved therapy, OCREVUS (ocrelizumab), a humanized anti-CD20 monoclonal antibody marketed by F. Hoffmann-La Roche Ltd. For non-active SPMS, there are currently no FDA-approved therapies. Additional product candidates in clinical development by other companies may become available for PPMS and non-active SPMS in the future.

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

FDA approval of a new biologic generally requires data from two well-controlled Phase 3 trials of the relevant biologic in the relevant patient population; however, in some cases the FDA may accept data from a single Phase 3 trial to support marketing approval. We recently announced topline data from our Phase 3 trial of obexelimab in patients with IgG4-RD, and we believe the results of this trial may be sufficient to support submission of a BLA for this indication. Although we have discussed our plans with the FDA, we do not have any agreement from the FDA that our regulatory development plans will provide adequate safety and efficacy data for the proposed dosing regimen or otherwise be sufficient for submission of a BLA. The FDA may require that we conduct additional clinical trials, including a comparative trial against an approved therapy, which would significantly delay our development timelines and require substantially more resources. If we are required to conduct two Phase 3 clinical trials for IgG4-RD, then our development timeline would be extended, and the related expenses would be significantly increased.

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

Because we have limited financial and managerial resources, we focus our development efforts on certain selected product candidates in certain selected indications. For example, we are initially focused on our lead product candidates, obexelimab, for the treatment of IgG4-RD, MS and SLE and orelabrutinib, for the treatment of PPMS and non-active SPMS. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications for our existing product candidates that later prove to have greater commercial potential. Additionally, negative clinical trial results with respect to one indication of a product candidate may impact the potential or perception of other indications of the product candidate. Our resource allocation decisions may result in our failure to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Third-party payors increasingly are challenging prices charged for biopharmaceutical products and services. Even if we show improved efficacy, safety or convenience of administration with obexelimab or any of our other product candidates, pricing of competitive products may limit the amount we will be able to charge for any of our product candidates, if approved. Third-party payors may deny or revoke the reimbursement status of a product or establish payment for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. Regulatory authorities in some jurisdictions, including the U.S. and Europe, allow for abbreviated approval processes for generic and/or biosimilar products. Should biosimilars or generics reference our product candidates, our product candidates may become subject to competition from such biosimilars or generics, with the attendant competitive pressure and consequences. Generic and biosimilar manufacturers generally sell their competing versions of the drug at much lower prices. As such, the introduction of a generic drug or biosimilar may significantly reduce the share of the market of our product candidates. Increased competition may also reduce the price we are able to charge for our product candidates, and impact future revenue and/or profitability. In addition to the risk posed by generics or biosimilars of our own product candidates, the entry of a generic or biosimilar of a brand name competitor may similarly create competitive pressure on our share of the market or the price we are able to charge. More generally, the existence of generic and biosimilar products or other therapeutic alternatives within a “therapeutic category” may result in reduced reimbursement from payors. Additionally, new competitor brand drugs can trigger therapeutic category reviews in the interest of modifying coverage and/or reimbursement levels. We may be required to provide discounts or rebates under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal healthcare programs such as Medicaid. More generally, we may need to offer price concessions to third party payors to obtain favorable coverage or to purchasers to achieve sales. Such actions could have a negative impact on our ability to successfully commercialize any of our product candidates, if approved. Additionally, if a companion diagnostic test is developed for use with a drug product, any coverage and reimbursement for that test would be separate and apart from the coverage and reimbursement sought for such drug product. A lack of coverage or adequate reimbursement for such a test could adversely affect access to a drug product.

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

Moreover, increasing efforts by governmental and private third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such payors to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products, if approved. We expect to experience pricing pressures for any of our product candidates that may be approved due to the continuing trend toward managed healthcare and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our Founder and Chief Executive Officer, Leon O. Moulder, Jr. We are also dependent on our President and Chief Operating Officer, Joseph Farmer, Chief Business Officer and Chief Financial Officer, Jennifer Fox, and Head of Research and Development and Chief Medical Officer Lisa von Moltke and other members of our senior management and clinical development teams. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our preclinical studies and clinical trials or the commercialization of our product candidates, if approved. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

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

As our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to expand our employee base for managerial, operational, financial, commercial and other resources. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with third parties to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, and we may not be able to implement improvements in an efficient or timely manner or may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

The manufacturing of our product candidates is complex, and our third-party manufacturers may encounter difficulties in production. If our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials, to obtain marketing approval, or to provide commercial supply of our products, if approved, could be delayed or halted.

Our product candidates include biopharmaceuticals and the process of manufacturing biopharmaceuticals is complex, time consuming, highly regulated and subject to multiple risks. Our CMOs must comply with legal requirements, cGMPs and guidelines for the manufacturing of biopharmaceuticals used in clinical trials and, if approved, marketed products. Our CMOs may have limited experience in the manufacturing of cGMP batches of our products.

Manufacturing biopharmaceuticals is highly susceptible to drug product loss due to contamination, equipment failure, improper installation or operations of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. The impact of drug product loss is compounded by the long lead times needed to procure additional drug product due to plant capacity limitations or other restrictions at our CMOs. Even minor deviations from normal manufacturing processes could result in reduced production yields, lot failures, product defects, product liability claims, or other supply disruptions. If microbial, viral or other contaminations are discovered at our third-party manufacturers’ facilities, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials or the availability of commercial supply and adversely affect our business. Problems in third-party manufacturing process or facilities could restrict our ability to ensure sufficient clinical material for our clinical trials or delay or prevent us from obtaining marketing approval or meeting commercial demand.

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

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets, including in the European Union (“EU”), United Kingdom (“UK”), Japan and China. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may not obtain foreign regulatory approvals on a timely basis, if at all. To obtain separate regulatory approval in other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates. If we fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our ability to realize the full commercial potential of our product candidates will be harmed. Failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business, financial condition, results of operations and prospects could be adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to risks and uncertainties, including the changing trade policies and tariffs, burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries. We may rely on collaborations with third parties to develop and commercialize our product candidates in certain foreign markets.

Strategic transactions could impact our liquidity, increase our expenses and present significant distractions to our management.

As a core part of our strategy, we intend to enter into strategic transactions, which could include acquisitions of companies, asset purchases and in-licensing and out-licensing of intellectual property. For example, we in-licensed the exclusive rights to develop and commercialize orelabrutinib in the field of MS globally, and non-oncology fields in all territories outside greater China and Southeast Asia, and ZB021 and ZB022 from InnoCare in October 2025, Additionally, we in-licensed the exclusive rights to develop and commercialize obexelimab, ZB002 and ZB004 from Xencor, and, in August 2023, we entered into a strategic license and collaboration with BMS, pursuant to which we granted the exclusive rights to develop and, if approved, commercialize obexelimab in Japan, South Korea, Taiwan, Hong Kong, Singapore and Australia. The expected synergies in development programs, pipelines and other areas of focus between Zenas, InnoCare, Xencor and BMS may not be realized on a timely basis or at all, and there may be risks associated with the acquisition that we did not previously anticipate, such as unanticipated liabilities.

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

Although we exclusively in-license patent portfolios from Xencor related to obexelimab, ZB002 and ZB004 and from InnoCare related to orelabrutinib, ZB021 and ZB022, we have no solely owned issued patents. Although the exclusively in-licensed patent portfolios contain pending patent applications, we may not obtain any issued patents from the pending applications directed to our product candidates. Claims in our U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign jurisdictions, or those of our licensors, may not be considered patentable by the USPTO, courts in the U.S. or by the patent offices and courts in foreign countries, and any issued claims may be found invalid or unenforceable if challenged. Additionally, our provisional applications may never result in issued patents. Accordingly, we or our licensors may never obtain issued patents or that any issued patents we or our licensors obtain may not provide us with any competitive advantage. Failure to obtain adequate patent protection for our product candidates and technology could adversely affect our business, financial condition, results of operations and prospects.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. We cannot be certain that our product candidates will not infringe existing or future valid patents owned by third parties. If we are required to defend ourselves against claims or to protect our own proprietary rights against others, it could result in substantial costs to us and the distraction of our management. An adverse ruling in any litigation or administrative proceeding could prevent us or our partners from marketing and selling any one of our future products, increase the risk that a generic or other similar version of future products could enter the market to compete with our products, limit our or our partners' development and commercialization of our products, or otherwise harm our competitive position and result in additional significant costs. Third parties may assert infringement claims against us based on existing or future intellectual property rights, regardless of their merit. We may decide in the future to seek a license to such third-party patents or other intellectual property rights, but we might not be able to do so on reasonable terms. Proving patent invalidity may be difficult. For example, in the U.S., proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. As this burden is a high one, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent or find that our product candidates do not infringe any such claims. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing technology or product candidate. Further, we may be required to redesign the technology or product candidate in a non- infringing manner, which may not be commercially feasible. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

In 2012, the European Union Patent Package (“EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (UPC) for litigation involving European patents. The EU Patent Package was implemented on June 1, 2023. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC, unless otherwise opted out. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our owned or licensed European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our owned or licensed future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if the patent owner of our owned or licensed future European patents do not meet all of the formalities and requirements for opt-out under the UPC, said future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our owned or licensed European patents, and allow for the possibility of a competitor to obtain a pan-European injunction in UPC member states. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and any future product candidates due to increased competition and, resultantly, on our business, financial condition, results of operations and prospects in Europe. The UPC and Unitary Patent are significant changes in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any of our product candidates, one or more of our or our licensors’ issued U.S. patents or issued U.S. patents that we may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a PTE of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under the SPC. However, we may not be granted any extensions for which we apply because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension, or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

If approved, our product candidates may face competition from biosimilar or generic products approved through abbreviated regulatory pathways.

The BPCIA was enacted as part of the ACA, to establish an abbreviated pathway for the approval of biological products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of non-patent data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as their BLA does not rely on the reference product or sponsor’s data or submit the application as a biosimilar application.

With respect to drugs, including small molecule products, the FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity (“NCE”), including small molecule products. A drug is an NCE if the FDA has not previously approved an NDA for any other new drug containing the same active ingredient. If an NDA is approved, the drug product becomes a “reference listed drug” and is included in the FDA publication “Approved Drug Products with therapeutic Equivalence Evaluations,” also known as the “Orange Book.” During the five-year exclusivity period, the FDA may not approve an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right to reference all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the original active agent. Typically, this three-year exclusivity period protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. An ANDA filing allows a generic manufacturer to rely on studies from the reference listed drug to support safety and efficacy rather than conducting their own clinical trials. Generic drug manufacturers may seek approval of a generic product after the regulatory exclusivity period expires, even if we still possess patent protection for our approved product.

The five-year and three-year exclusivities will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Laws regarding exclusivity protections are complex and continue to be interpreted by the FDA. Any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our product candidates.

We believe that any product candidates we develop that are approved in the U.S. as a biological product under a BLA should qualify for the 12-year period of exclusivity and that any product candidate we develop that is approved as a NCE under an NDA should qualify for the 5-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidate to be a reference product for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The approval of a biosimilar or a generic of our product candidates could have a material adverse impact on our business due to increased competition and pricing pressure.

If competitors are able to obtain regulatory approval for biosimilars or generics referencing our product candidates, our product candidates may become subject to competition from such biosimilars or generics, with the attendant competitive pressure and consequences. Generic and biosimilar products may be significantly less costly to bring to market than the reference listed drug, and generic manufacturers generally sell their competing versions of the drug at much lower prices. As such, the introduction of a generic drug or biosimilar may significantly reduce the share of the market of our product candidates. Increased competition may also reduce the price we are able to charge for our product candidates, and impact future revenue and/or profitability. In addition to the risk posed by generics or biosimilars of our own product candidates, the entry of a generic or biosimilar of a brand name competitor may similarly create competitive pressure on our share of the market or the price we are able to charge.

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

We face uncertainty regarding the potential for changes in the regulatory environment following the change in presidential administration in January 2025. While many of the current presidential administration’s policies appear to be focused on deregulation, the administration and federal government could adopt legislation, regulation, or policy that adversely affects our business or creates a more challenging and costly environment to pursue the development and commercialization of our product candidates. For example, the federal government, including the FDA, may implement legislative, regulatory, or policy changes regarding the standards for approving drug or biologic products that we may be unable to satisfy. It is difficult to predict how future executive actions that may be taken under the current presidential administration may affect the FDA’s ability to exercise its regulatory authority. If such executive actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted.

Disruptions at the FDA and other regulatory authorities may also slow the time necessary for new biologics or small molecules or modifications to approved or licensed biologics or small molecules to be reviewed and/or approved, which would adversely affect our business. For example, the current presidential administration has undertaken substantial efforts to decrease spending in the federal government, including through significant staff reductions. The current presidential administration has substantially reduced the FDA’s workforce and may make further reductions, which could impact the agency’s ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. Additionally, reductions in the workforce at the review or inspection divisions of the FDA, any such reductions could extend BLA and NDA review timelines, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications. Further, over the last several years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical employees and stop critical activities. Any of these actions may delay or limit our ability to obtain FDA approval and commercialize our product candidates.

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

For example, in 2010, the ACA was enacted, which among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Beyond the ACA, there have been ongoing healthcare reform efforts, including efforts focused on drug pricing and payment. For example, the IRA includes a number of changes intended to address rising prescription drug prices in Medicare Part B and Part D. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with negotiated prices for the first set of drugs taking effect in 2026). The IRA has had and will likely continue to have a significant impact on the pharmaceutical industry. Additionally, changes to Medicaid effective in 2024 eliminated the Medicaid rebate cap and changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers.

Recently, drug pricing and payment has been subject to a number of reform initiatives. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs and increasing drug importation. In May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored-nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the U.S., and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A website sponsored by the federal government offering pharmaceutical direct-to-consumer channels has also been launched. Federal agencies are developing new drug pricing pilot programs, such as a voluntary Medicaid initiative which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and proposed Medicare Part B and Part D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model. Many of these reform initiatives would require additional legal and/or administrative action to implement and may be subject to legal challenge.

Other federal healthcare reform efforts or actions may affect access to healthcare coverage or the funding of healthcare benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace such as the elimination of certain subsidies, will increase the number of uninsured.

There have also been efforts by federal and state government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation. For example, on January 5, 2024, the FDA approved Florida’s SIP proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the U.S. or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals.

At the state level, individual states are increasingly implementing initiatives designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and measures to encourage importation from other countries and bulk purchasing. For example, certain states have formed Prescription Drug Affordability Boards that assert authority to set reimbursement rates and/or drug pricing in the state. States are also increasingly expanding or changing Medicaid supplemental rebate programs to secure additional rebates from manufacturers in exchange for drug coverage and to limit coverage of certain drugs for certain Medicaid patients or to all Medicaid patients. These and other future state-level reform activities could negatively affect Medicaid coverage and reimbursement for our products.

Healthcare reform efforts have been and may continue to be subject to scrutiny, legal challenge and subsequent amendment, creating further uncertainty.

Other recent government actions may also affect prices or payments for prescription drugs. For example, the Trump Administration’s recently announced tariff on branded or patented drugs may increase the cost of drug products that are imported from abroad or manufactured using products or materials imported from abroad. The timeline for implementation of this tariff has not yet been finalized. As another example, the Budget Control Act  resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 that remain in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

The marketing of biopharmaceutical products and related arrangements with healthcare providers, third-party payors, patients and other third parties in the healthcare industry are subject to a wide range of federal and state healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, some of which will apply only if and when we receive marketing approval for a product candidate, include the following:

●	federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
●	federal false claims, false statements and civil monetary penalties laws which prohibit, among other activities, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid and may be implicated if claims are submitted that result from a violation of the federal anti- kickback statute;
●	HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	the FDCA, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
●	federal laws that require pharmaceutical manufacturers to calculate, certify and report certain complex calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
●	the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, certain non-physician healthcare practitioners and teaching hospitals to the federal government, as well as certain ownership and investment interests held by these physicians and their immediate family members for re-disclosure to the public;

●	the FCPA, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof; and
●	analogous state and foreign laws and regulations, such as state anti-bribery, anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Various federal, state, local and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws, rules or regulations, enact new laws, rules or regulations or issue revised rules or guidance regarding data privacy and security. In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, the CCPA applies to personal information of consumers, business representatives, and employees, and among other things requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, including the right to opt out of certain disclosures of their information. The CCPA provides for civil penalties of up to $7,500 per violation as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for certain information collected as part of clinical trials, the CCPA may impact our processing of personal information and increases our compliance costs. Additionally, the California Privacy Rights Act of 2020 (“CPRA”) significantly expands the CCPA, such as granting additional rights to California residents, including the right to correct personal information and additional opt-out rights. The CPRA also establishes a regulatory agency dedicated to enforcing the CCPA and the CPRA. At least 11 other states have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these state privacy laws, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self- regulatory standards that may place additional burdens on us.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to countries whose privacy laws it believes are inadequate. Case law from the Court of Justice of the European Union (“CJEU”), however, states that reliance on the standard contractual clauses—a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism—alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. In October 2022, President Biden signed an Executive Order that introduced new mechanisms and safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the U.S. and which formed the basis of the new EU-US Data Privacy Framework (and corresponding UK data protection framework, collectively the “DPF”), as released on December 13, 2022. The European Commission adoption of its Adequacy Decision means the DPF is effective as an EU GDPR transfer mechanism to U.S. entities self-certified under the DPF. While we have certified as a participant in the DPF, we cannot guarantee that the validity of the DPF will not undergo further legal challenge as occurred with previous transfer mechanisms like the EU/US Privacy Shield.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products outside the U.S., to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

Any change in our relationship with our CMOs or changes to contractual terms of our agreements with them could adversely affect our business, financial condition, results of operations and prospects. Additionally, legislation and regulations, could restrict our ability or make it more costly to obtain needed supplies of products and materials from certain CMOs. Please see “—Risks Related to Our Reliance on Third Parties—The operations of our suppliers, many of which are located outside of the U.S., including our current sole CMO for obexelimab drug substance and drug product, WuXi Biologics, and our collaboration partner, InnoCare, both of which are located in China, are subject to additional risks that are beyond our control and that could harm our business, financial condition, results of operations and prospects.”

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

Our reliance on third parties reduces our control over our development activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable trial protocol and legal, regulatory and scientific standards. For example, we remain responsible for ensuring that each of our preclinical studies are conducted in accordance with GLPs and clinical trials are conducted in accordance with GCPs. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCP for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections once a BLA or NDA is submitted to the FDA) of trial sponsors, clinical investigators, trial sites and certain third parties including CROs. If we, our CROs, clinical trial sites or other third parties fail to comply with applicable GCP or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. Moreover, our business may be significantly impacted if our CROs, clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

The BIOSECURE Act, signed into law in December 2025, prohibits U.S. federal agencies from utilizing or entering into or renewing a contract with any company that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” (“BCC”) in the performance of that contract. This legislation also restricts the ability of biopharmaceutical companies that enter into contracts with or receive funding from U.S. federal agencies from using such equipment or services in the performance of federal contracts or grants. While prior versions of the BIOSECURE Act named WuXi Biologics as a BCC the enacted version of the BIOSECURE Act, does not specifically name WuXi Biologics.  The BIOSECURE Act lays out two processes by which a Company can be determined to be a BCC, and no later than December 18, 2026, the Office of Management and Budget will publish a list of entities that satisfy the definition.

In its final form, the BIOSECURE Act does not prevent us from sourcing drug product from WuXi Biologics for clinical use, and we believe our current inventory of drug substance and drug product will be sufficient to complete our ongoing trials of obexelimab. However, we could be potentially restricted from pursuing U.S. federal government business or government reimbursement for our products manufactured by WuXi Biologics or other suppliers or partners if they are determined to be BCC. Additionally, the legislation could adversely impact the operations or financial position of WuXi Biologics or other suppliers or partners if any are determined to be a BCC, which, in turn, could impact their ability to supply us with product in the future. We may also face additional manufacturing and supply-chain risks due to the regulatory and political structure of China, or due to the deterioration of the relationship between China and the U.S., including but not limited to potential sanctions imposed by the U.S. government on WuXi Biologics, or any of the other countries in which our products are marketed.

We have selected new CMOs in the U.S. to establish additional sources of supply for obexelimab drug substance and drug product for both commercial and clinical use with third-party manufacturers that are not affiliated with WuXi Biologics or the other BCCs identified in the earlier drafts of the  BIOSECURE Act. However, establishing new manufacturers requires significant effort and time and any delay in securing, or inability to secure, a commercial supplier of drug substance or drug product for a product candidate, if approved, including as a result of delays in contracting, technology transfer, production of validation batches or obtaining an inspection by the FDA or other applicable foreign regulatory authorities, would delay commercialization timelines or prevent commercial sales if manufacturers cannot be qualified. For additional information on risks related to our current reliance on a sole manufacturer, please see “— Risks Related to Our Reliance on Third Parties — We currently rely on a single third-party manufacturer, WuXi Biologics, and our collaboration partner, InnoCare, to supply our product candidates, including certain drug substances and drug products used in our product candidates. If we are unable to source these supplies on a timely basis, at sufficient quantities or at acceptable quality or prices, establish longer-term contracts with our CMOs, or our third-party manufacturers fails to comply with applicable regulatory requirements, we will not be able to complete our clinical trials on time and the development of our product candidates may be delayed.”

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

Since shares of our common stock were sold in our IPO in September 2024 at a price of $17.00 per share and through February 28, 2026, the closing price per share of our common stock on Nasdaq ranged from $6.43 to $43.17. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2025, we had 54,485,518 shares of common stock outstanding. Of these shares, 49,485,518 may be resold in the public market immediately, including 6,311,030 shares of common stock issued in a private investment in public equity (“PIPE”) that we have registered on Form S-3 ASR for resale, unless the shares are held by our affiliates who are subject to volume limitations under Rule 144.

Additionally, holders of an aggregate of 13,046,934 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Further, pursuant to the terms of the InnoCare Registration Rights Agreement, we are obligated to file a registration statement prior to October 7, 2026 to register for resale the InnoCare Shares. However, InnoCare may not sell any of the InnoCare Shares until October 7, 2026, and thereafter may not transfer InnoCare Shares during any one month in an amount that exceeds the greater of (i) one percent of the outstanding common stock as most recently reported by us publicly and (ii) the average weekly reported volume of trading in the common stock during the four preceding calendar weeks.

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

Our directors, executive officers and greater than 5% stockholders and their affiliates, in the aggregate, beneficially own shares representing approximately 66% of our outstanding common stock as of December 31, 2025. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which other stockholders may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Risks Related to Our Indebtedness

Our indebtedness resulting from our Loan Agreement or future indebtedness could adversely affect our financial condition or restrict our future operations.

On March 14, 2026, the Company entered into the Loan Agreement with Credit PLC (the “Collateral Agent”), BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon and the guarantors party thereto. The Loan Agreement provides for up to a $250.0 million Term Loan that matures on March 27, 2031 (the “Term Loan Maturity Date”) and consists of five tranches including (1) a Tranche A Loan of $75.0 million drawn ten business days following the execution of the Loan Agreement, (2) a Tranche B Loan of $50.0 million which will be required to be drawn (and up to an additional $25.0 million that the Company may elect to draw) by no later than November 1, 2027, subject to the occurrence of the Company’s receipt of approval from the FDA of a BLA for the use of obexelimab for the treatment of IgG4-RD (the “Tranche B/C Approval Condition”), (3) a Tranche C Loan of $25.0 million (less any amounts elected to be (and actually) drawn under the Tranche B Loan in excess of $50.0 million) which will be available at the Company’s election, subject to the occurrence of the Tranche B/C Approval Condition, no later than April 28, 2028, (4) a Tranche D Loan of $50.0 million which will be available at the Company’s election no later than October 30, 2028, subject to the occurrence of the Tranche B/C Approval Condition and achievement of certain milestones in respect of certain net sales levels and (5) a Tranche E Loan of $50.0 million which will be available at the Company’s election no later than April 30, 2029, subject to the occurrence of the Tranche B/C Approval Condition and achievement of certain milestones in respect of net sales levels.

The Term Loan bears interest at a rate based upon an annual interest rate of 3-month secured overnight financing rate (subject to a 3.25% floor) plus 5.75% payable quarterly in arrears; provided that the Company may elect for 100% of the interest for the first 24 months following the Tranche A Loan funding date may be paid-in-kind without an increase in the interest rate.

The Company is required to pay a funding fee equal to (i) 2.00% of the funding amount of the Tranche A Loan on the funding date of such loan, (ii) 2.00% of $50,000,000 of the funding amount of the Tranche B Loan on the funding date for such loan, (iii) 1.00% of any amounts in excess of $50,000,000 of the funding amount for the Tranche B Loan on the funding date for such loan, and (iv) 1.00% of each of the funding amount of the Tranche C Loan, Tranche D Loan, and Tranche E Loan on each respective funding date.

The Company may elect to prepay the Term Loans in whole or, subject to certain conditions, in part prior to the Term Loan Maturity Date with such prepayments being subject to certain prepayment, make-whole and exit fees. The Term Loans are subject to certain mandatory prepayments, including a repayment in full of all term loans in four equal payments commencing on September 30, 2028 to the extent the Tranche B/C Approval Condition is not met on or prior to June 30, 2028.

The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties. We and our subsidiaries are bound by certain affirmative covenants setting forth actions that are required during the term of the Loan Agreement, including, without limitation, certain information delivery requirements (including that consolidated financial statements delivered for and after the fiscal year ending December 31, 2026 are not subject to any qualification as to “going concern” or “scope of audit”), obligations to maintain certain insurance, and certain notice requirements. The Loan Agreement contains customary financial covenants, including (i) at all times prior to the satisfaction of the Tranche B/C Approval Condition, a minimum liquidity requirement and (ii) subject to the outstanding aggregate principal amount of Term Loans advanced under the Loan Agreement being equal to or greater than $200.0 million a minimum trailing twelve months consolidated net revenue covenant. Additionally, we and our subsidiaries are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement, including, without limitation, (i) selling or disposing of assets, (ii) amending, modifying or waiving our rights under material agreements, (iii) consummating change in control transactions unless all amounts becoming due under the Loan Agreement are paid in full immediately upon (and concurrent with) the consummation of any such change in control transaction, (iv) incurring additional indebtedness, (v) incurring non-permitted liens or encumbrances on our or our subsidiaries’ assets, (vi) paying dividends or making any distribution or payment on or redeeming, retiring or purchasing any equity interests, (vii) making payments on subordinated indebtedness and (viii) making investments other than permitted acquisitions and permitted investments, in each case, subject to specified exceptions including, in the case of restrictions on incurrence of additional indebtedness, the ability to incur certain convertible indebtedness and enter into certain permitted royalty financing agreements. The Loan Agreement also contains certain events of default, including the following: (i) failure to pay principal, interest and other amounts when due, (ii) the breach of the covenants under the Loan Agreement, (iii) the occurrence of a material adverse change or a withdrawal event in respect of obexelimab or orelabrutinib, (iv) certain attachments of the credit parties assets and restraints on their business, (v) certain insolvency, liquidation, bankruptcy or similar events, (vi) certain cross-default of third-party indebtedness and royalty revenue contracts, (vii) the failure to pay certain judgements, (viii) material misrepresentations, (ix) the loan documents ceasing to create a valid security interest in a material portion of the collateral, (x) the occurrence of certain ERISA events and (xi) the occurrence of a default under any intercreditor agreement, in each case subject to the grace periods, cure period and thresholds as specified in the Loan Agreement. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate our obligations under the Loan Agreement (including all obligations for principal, interest and any applicable make-whole and prepayment premiums); provided that upon an event of default relating to certain insolvency, liquidation, bankruptcy or similar events, all outstanding obligations will be automatically accelerated.

Our obligations under the Loan Agreement are secured by substantially all of our assets, including our intellectual property. Certain of our subsidiaries may, from time to time after the Tranche A Closing Date, be required to guarantee our obligations under the Loan Agreement and, in connection with such guarantee, pledge substantially all of their assets, including intellectual property, to secure such guarantee.

Servicing our Loan Agreement requires a significant amount of cash, and we may not have sufficient cash flow to pay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Loan Agreement, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and others, beyond our control. We do not expect our business to be able to generate cash flow from operations in the foreseeable future, sufficient to service our debt and make necessary capital expenditures and we may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Loan Agreement, which matures in 2031, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and limit our flexibility in planning for and reacting to changes in our business.

General Risk Factors

Unstable economic and market conditions may have serious adverse consequences on our business, financial condition and stock price.

Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, high interest rates, the impact of increased tariffs and trade policy, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability (for example, related to the ongoing Russia-Ukraine or Middle East conflicts). The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. There can be no assurance that further deterioration in economic or market conditions will not occur, or how long these challenges will persist. If the current equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

As a public company, we have incurred, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Securities Act, the Exchange Act, Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will continue to need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations have and we expect them to continue to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements in the future. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

Our compliance with Section 404 will require that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Select Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Securities class action litigation often is instituted against issuers following periods of volatility or declines in the market prices of an issuer’s securities. As an example, in April 2025, a putative securities class action was filed against us and certain of our directors and officers, as well as the underwriters in our IPO.  The action, purportedly brought on behalf of a putative class of purchasers of our common stock in, or traceable to, our IPO, asserts claims under Sections 11, 12, and 15 of the Securities Act. The action seeks compensatory damages, attorneys’ fees and costs, and any other relief that the court determines is just and proper. Often multiple plaintiffs’ attorneys file similar complaints and, at a future point, a consolidated amended complaint is filed.  For example, in the putative class action just discussed, the plaintiff filed an amended complaint in November 2025 alleging claims under Sections 11 and 15 of the Securities Act, and Defendants moved to dismiss the amended complaint in January 2026. We do not anticipate providing updates for similar complaints or developments in this litigation, absent a legal obligation. Securities litigation results in costs and diversion of management’s time and attention. The underwriting agreement from our IPO contemplates that we cover certain litigation expenses incurred by the underwriters in connection with the suit referenced above. Costs we incur addressing securities litigation harm our business, operating results and financial condition, potentially with significant impact. Securities litigation also often raises the cost of directors’ and officers’ liability insurance. We factor those costs into the policy limits and scope of coverage we obtain, with those costs being a key factor in determining the extent to which we rely on our balance sheet, rather than insurance to cover defense costs, any settlement amounts, or any damages awarded to plaintiffs in litigation.

Our ability to use our net operating loss carryforwards and other tax attributes to offset future taxable income may be limited.

We have incurred substantial losses and certain tax credits in the past and may incur more as we pursue our business strategy. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” very generally defined as a greater than 50% percentage point change (by value) in its equity ownership by “5 percent shareholders” over a three-year period, the corporation’s ability to use its pre-change net operating losses (“NOLs”) and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Similar provisions of state or non-U.S. tax law also may apply. We may have experienced ownership changes in the past and may experience ownership changes as a result of future changes in our stock ownership, some of which are outside our control. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs by federal, state or non-U.S. taxing authorities or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities. As a result, our ability to use our NOLs and tax credits to offset future taxable income, if any, could be subject to limitations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cyber Security

Risk Management and Strategy

We use, store, and process data related to research programs, clinical trials, intellectual property, employees and third-party partners. We have developed and maintain an information security program designed to assess, identify, and manage risks from cybersecurity threats. As part of this program, we conduct periodic assessments of our assets to evaluate the effectiveness of applicable security controls. These assessments are informed by industry standard frameworks and include a review of our information security controls to assess cybersecurity maturity compared to our peers and other security awareness trainings.

We engage security technology vendors to assist with detecting potential threats to our information assets. In addition, we have implemented a cybersecurity third-party risk management process to assess mission and business critical third-party vendors for cyber risks and to assist the business in making risk-informed technology product and services decisions. Our practice is to perform due diligence, including the completion of security questionnaires and risk assessments, as appropriate, on third-parties who maintain material data or information to help us evaluate and verify third-party information security capabilities.

Our process is designed to detect and respond to cybersecurity incidents that may represent a threat to the confidentiality, integrity or availability of our information assets is based on industry standards and best practices of peer companies. Our technology, procedures and key vendors with security responsibilities are designed to help contain, eradicate and recover from cybersecurity incidents in a timely manner. Senior management is informed about incidents that may have a significant impact on the business. Cybersecurity risks are reviewed by management through cross-functional collaboration among IT, Legal and Finance, with oversight by the Audit Committee. We have not identified risks from known cybersecurity threats or past incidents that have materially affected or are reasonably likely to materially affect us.

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

Our Head of IT is responsible for developing, implementing, and maintaining our cybersecurity risk management policies and procedures. The Head of IT, reporting to our Chief Human Resources Officer, has over thirty years of experience in cybersecurity, information security, data protection, privacy, regulatory compliance and risk management within complex and international pharmaceutical and biotech companies. The Head of IT provides periodic cybersecurity updates to the Audit Committee and our Board of Directors on at least an annual basis. Our incident response process contemplates that the executive team will notify the Audit Committee of our Board of Directors of any material cybersecurity incident.

Item 2. Properties

Our headquarters are located in Waltham, Massachusetts, and consists of 30,305 square feet of leased office space. In December 2025, we extended the Waltham lease, which expires on January 31, 2027. We also lease 5,127 square feet of office space in Shanghai, PRC, which expires on September 9, 2027. To meet future needs of our business, we may lease additional or alternate space and we believe suitable additional or alternate space will be available in the future on commercially reasonable terms.

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

Holders of Record

As of February 28, 2026, we had approximately 58 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have not paid cash dividends on our common stock and do not have a current intention to pay cash dividends, we continually review our capital allocation strategies, including, amount other things, payment of cash dividends, share repurchase and acquisitions.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be included in our proxy statement with respect to our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after the end of our fiscal 2025 year ended and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds from our Initial Public Offering

On September 16, 2024, the Company completed its IPO, in which the Company issued and sold 15,220,588 shares of its common stock, including 1,985,294 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. The offer and sale of common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-281713), which was declared effective by the SEC on September 12, 2024 and a registration statement on Form S-1MEF (File No. 333-282082), which was automatically effective upon filing with the SEC on September 12, 2024. Following the sale of all of the shares offered in connection with the closing of our IPO, the offering terminated. Morgan Stanley & Co. LLC, Jefferies LLC (“Jefferies”), Citigroup Global Markets Inc. and Guggenheim Securities, LLC acted as underwriters for the IPO.

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

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from September 30, 2025 to December 31, 2025.

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

We are developing obexelimab as a potential I&I franchise for patients in several autoimmune diseases, representing substantial commercial opportunities individually and in the aggregate. The first three indications we are pursuing include IgG4-RD through a registration-directed Phase 3 trial, which reported topline data in January 2026, RMS through an ongoing Phase 2, double-blind, randomized, placebo-controlled trial which reported topline data in October 2025 and SLE through an ongoing Phase 2, double-blind, randomized, placebo-controlled trial, for which we expect to report topline results, including biomarker data, in the fourth quarter 2026.

In January 2026, we reported positive results from the Phase 3 trial of obexelimab in patients with IgG4-RD. Obexelimab met the primary endpoint, demonstrating a highly statistically significant and clinically meaningful 56% reduction in the risk of IgG4-RD flare compared to placebo (Hazard Ratio 0.44, p=0.0005) and also met and demonstrated highly statistically significant activity compared to placebo on all four key secondary endpoints. Obexelimab was well tolerated with a safety profile consistent with that observed in previously completed clinical trials. Based on these results, we plan to submit the obexelimab BLA to the FDA for the treatment of IgG4-RD in the second quarter of 2026. We also intend to submit an MAA to the EMA in the second half of 2026.

In October 2025, we announced topline data from the MoonStone trial. Obexelimab met the primary endpoint, demonstrating a statistically significant 95% relative reduction in the cumulative number of new gadolinium-enhancing T1 hyperintense lesions, which are markers of active inflammation, over week 8 and week 12 compared with placebo (p=0.0009). In February 2026, we reported the 24-week data from the MoonStone trial which confirmed the reductions in total GdE T1 hyperintense lesions observed with obexelimab over weeks 8 and 12 were maintained through week 24; unadjusted mean of new lesions per scan were 0.87 at baseline, 0.08 at week 12 and 0.04 at week 24 for obexelimab indicating a 95% reduction. The 24-week data from additional secondary and exploratory endpoints may inform obexelimab’s potential impact on disability progression and help the Company determine next steps for future development of obexelimab in RMS. As we continue to evaluate the MoonStone data and consider next steps for clinical development in this indication, we will consider, among other items, the evolving treatment landscape in RMS, including existing therapies, current pivotal trial endpoints and prioritization of capital.

We expect to report topline results, including biomarker data, from the SunStone trial, including biomarker data, in the fourth quarter of 2026. Based on the outcome of the SunStone trial, and considering other factors, we may initiate a Phase 3 program in patients with SLE in the first half of 2027.

In October 2025, we entered into a License Agreement with InnoCare Pharma Inc. pursuant to which we were granted exclusive rights to develop, manufacture and commercialize orelabrutinib, a BTK inhibitor, for multiple sclerosis worldwide, and in all non-oncology indications worldwide excluding greater China, and Southeast Asia, as well as two early-development product candidates: ZB021, an IL-17AA/AF inhibitor, in all fields of use worldwide excluding greater China and Southeast Asia, and ZB022, a TYK2 inhibitor, in all fields of use worldwide.

Orelabrutinib is a highly selective and CNS-penetrant, oral small molecule BTK inhibitor. Orelabrutinib is designed to bind irreversibly to BTK with minimal off-target effects, which may potentially reduce certain side effects. We believe orelabrutinib is designed to efficiently cross the blood-brain barrier, reaching therapeutic levels within the CNS to directly target inflammation in diseases like MS.

In September 2025, the Phase 3 PriMroSe trial of orelabrutinib in patients with PPMS was initiated. The PriMroSe trial is a global, multicenter, randomized, double-blind, placebo-controlled clinical trial evaluating the safety and efficacy of orelabrutinib dosed 80 mg QD compared to placebo in patients with PPMS, with a primary endpoint of time to onset of 12-week composite confirmed disability progression. In the first quarter of 2026, we plan to initiate a second global, Phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial evaluating orelabrutinib dosed 80 mg QD compared to placebo in patients with non-active SPMS, with a primary endpoint of time to onset of 24-week CDP.

ZB021 is an oral IL-17AA/AF inhibitor designed to block both IL-17AA homodimer and IL-17AF heterodimer signaling. Preclinical studies for ZB021 have shown favorable PK and ADME properties. ZB021 achieved comparable activity in vivo to a reference anti-IL-17 biologic in a rat CIA model. Subject to the results of IND-enabling studies, we, along with our partner, InnoCare, expect to submit an IND application for ZB021, and if cleared, initiate a Phase 1 clinical study in 2026.

ZB022 is an oral, brain-penetrant TYK2-JH2 inhibitor, currently in IND-enabling studies. Subject to the results of IND-enabling studies, we expect to submit an IND application for ZB022, and if cleared, initiate a Phase 1 clinical study in 2026.

In addition, we have two other programs for the potential treatment of other I&I indications that we may continue to advance and ultimately commercialize with partners. These consist of ZB002 and ZB004. We retain global rights for both assets. In addition, we hold the development and commercialization rights to one regional program, ZB001, and related programs, which were exclusively sublicensed to a partner in China, as discussed below.

In September 2024, we completed our IPO in which we issued and sold an aggregate of 15,220,588 shares of our common stock, including 1,985,294 shares of common stock sold pursuant to the full exercise of the underwriter’s option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $258.7 million. We received $234.3 million in net proceeds after deducting underwriting discounts, commissions and other offering costs.

In October 2024, we entered into the Novation Agreement with Tenacia, under which we transferred our rights and obligations under our agreements with Dianthus to Tenacia for ZB005. As partial consideration for the Tenacia Agreement, we received a non-creditable, non-refundable upfront fee of $5.0 million from Tenacia. In addition, we are eligible to receive up to $86.0 million upon the achievement of certain future regulatory and commercial milestones.

In January 2025, we entered into the Zai License Agreement, with Zai, under which we granted to Zai an exclusive sublicense to develop and commercialize ZB001 and related programs in greater China. As partial consideration for the Zai License Agreement, we received an upfront fee of $10.0 million from Zai. In addition, we are eligible to receive up to $96.0 million upon the achievement of certain future development and commercial milestones and royalty percentage rates from the low to mid-single digits, net of pass-through obligations due to Viridian.

In September 2025, we entered into the Royalty Purchase Agreement with Royalty Pharma, pursuant to which Royalty Pharma purchased the right to receive, for each calendar quarter, (i) 5.5% of net sales of obexelimab products sold by us and our affiliates worldwide, (ii) 5.5% of net sales of obexelimab products sold by our licensees and our affiliates in the U.S., the United Kingdom and the European Union, (iii) 25% of royalty income payable to us or any of our affiliates on sales of obexelimab products in countries other than the U.S., the United Kingdom, and in the European Union by its licensees pursuant to out-licenses less royalty payments payable by us to Xencor Inc. and (iv) 25% of non-royalty income attributable to obexelimab products payable to us or any of our affiliates by its licensees (other than certain milestone payments payable by Bristol-Myers Squibb) pursuant to out-licenses and allocated to countries other than the U.S., the United Kingdom and in the European Union.

In October 2025, we entered into the InnoCare License Agreement with InnoCare, under which InnoCare granted to us the exclusive rights to develop, manufacture and commercialize: i) orelabrutinib, in the MS field worldwide, and in all non-oncology indications outside greater China and Southeast Asia, ii) ZB021 in all fields of use worldwide, excluding greater China and Southeast Asia and iii) ZB022 in all fields of use worldwide.  We also obtained certain non-exclusive rights to perform development and manufacturing activities in greater China and Southeast Asia. As consideration for the InnoCare License Agreement, we made a non-refundable upfront payment of $35.0 million. We also issued 5,000,000 shares of common stock to InnoCare in a private placement, and we may be required to issue an additional 2,000,000 million shares of common stock in a private placement, upon the occurrence of our initiation of a Phase 3 clinical trial for orelabrutinib in any indication other than primary progressive MS. We are further obligated to pay future regulatory and commercial milestones of up to $723.0 million related to orelabrutinib and future development, regulatory, and commercial milestones of $656.0 million. In addition, we may be obligated to pay royalties on net sales at rates ranging from high-single digits to high-teens for orelabrutinib, and mid-single digits to mid-teens for the preclinical compounds.

Since inception, our operations have focused on research and development activities with respect to our product candidates as described above, as well as raising capital, business planning, organizing and staffing our company, establishing our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. Through December 31, 2025, we have financed our operations primarily with the proceeds from the issuance of convertible preferred stock, convertible notes, payments received under our license and collaboration agreements, and from the sale of common stock in our IPO completed in September 2024 as well as other public and private equity offerings. In October 2025, we closed our PIPE offering and issued 6,311,030 shares of common stock for net proceeds of $111.8 million, after deducting placement agent fees and other offering costs.  Additionally, in October 2025, we entered into a sales agreement with Jefferies under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more at-the-market (“ATM”) equity offerings (“2025 ATM Program”). As of December 31, 2025, we sold 828,195 shares of common stock pursuant to the 2025 ATM Program, for net proceeds of $28.5 million, after deducting commissions and other offering costs. Further, in March 2026, we entered into the Loan Agreement with Credit PLC (the “Collateral Agent”), BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon, providing for up to a $250.0 million term loan facility consisting of several tranches of loans that will become available upon the achievement of certain milestones.

We have incurred significant operating losses and negative cash flows since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses for the years ended December 31, 2025 and 2024 were $377.7 million and $157.0 million, respectively. As of December 31, 2025, we had an accumulated deficit of $765.1 million. We expect to continue to incur significant and increasing losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	continue clinical development of obexelimab, orelabrutinib and our other programs;
●	advance our obexelimab and orelabrutinib programs and our other product candidates through preclinical development and clinical trials;
●	identify additional product candidates and acquire rights from third parties to those product candidates through licenses or acquisitions and conduct development activities, including preclinical studies and clinical trials;
●	make royalty, milestone or other payments under current, and any future, license or collaboration agreements;
●	procure the manufacturing of preclinical, clinical and commercial supply of our current or any future product candidates;
●	seek marketing regulatory approvals for our current or any future product candidates that successfully complete clinical trials;
●	commercialize our current or any future product candidates, if approved;
●	take steps toward our goal of being an integrated biopharma company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;
●	continue to develop, maintain and defend our intellectual property portfolio, including against third-party interference, infringement and other intellectual property claims, if any;
●	seek to attract, hire and retain qualified clinical, scientific, operations and management personnel;
●	add and maintain operational, financial and information management systems;
●	attempt to address any competing therapies and market developments;

●	experience delays in our preclinical studies, clinical trials or regulatory approval for our current or any future product candidates, including with respect to failed studies, inconclusive results, safety issues or other regulatory challenges;
●	establish agreements with CROs and CMOs; and
●	incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs.

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

As of December 31, 2025, we had $360.5 million in cash, cash equivalents and investments. We believe that our cash, cash equivalents and investments as of December 31, 2025 together with the $71.5 million of net proceeds received to date in the first quarter of 2026 from sales under our ATM Program and the first tranche of $75.0 million available under the Company’s debt arrangement with Pharmakon (see Note 18, Subsequent Events, to our consolidated financial statements included elsewhere in this Annual Report will be sufficient to fund our operations and capital expenditure requirements for approximately twelve months from the date our consolidated financial statements are issued. However, due to the uncertainties inherent in forecasting our future cash requirements, management has concluded that these resources are not sufficient to alleviate substantial doubt with respect to our ability to continue as a going concern. Our financial statements do not include any adjustments or changes in classification of assets or liabilities that may result from our possible inability to continue as a going concern. However, we expect to finance our operations through private or public equity financing, debt financing or other capital resources. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. See section titled “Liquidity and Capital Resources.”

Significant Risks and Uncertainties

The current geopolitical, trade, regulatory and economic environment, including, but not limited to imposition of new tariffs or increases in tariff rates and other trade measures, may materially affect our business and operating results by increasing the costs of our clinical trial materials and supplies, which in turn increase our overhead costs. Additionally, the ongoing recession risk together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term and, as a result could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Such economic conditions could increase our operating costs, including our labor costs and research and development costs. For example, we import drug products and other components from and into China for use in the manufacturing process and in our clinical studies, and such components and products are subject to tariffs, which we anticipate will result in increased costs. Our operating and labor costs and research and development costs may also be negatively impacted due to supply chain constraints, global geopolitical tensions, worsening macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital.

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

Pursuant to the BMS Agreement, we sublicensed the rights to develop and commercialize obexelimab in the BMS Territory. We retain exclusive rights to commercialize the licensed products containing obexelimab outside of the BMS Territory. The revenue recognized to date pursuant to this arrangement relates to the license of obexelimab and the related technology transfer, which was recognized upon delivery of the license. This arrangement includes the participation by BMS in certain joint global studies of obexelimab in accordance with the terms of the BMS Agreement, in which BMS will reimburse us for its share of the related study costs. Such reimbursements will be classified as a reduction to research and development expense in the period such costs are incurred. We will recognize development and regulatory milestones defined in the BMS Agreement when the achievement of the underlying milestone events is deemed probable, which is expected to be upon achievement. Sales milestones and royalties on future sales will be recognized in the period the related sales occur.

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

For a more detailed description of these agreements, see Note 7, License and Collaboration Revenue, to our consolidated financial statements included elsewhere in this Annual Report.

Operating Expenses

Our operating expenses consist of (i) research and development expenses, (ii) general and administrative expenses and (iii) acquired in-process research and development expenses.

Research and Development Expenses

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal costs incurred in connection with the preclinical and clinical development of our product candidates and include:

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

Where we share costs with our collaboration partners, such as in our BMS Agreement, research and development expenses may include cost sharing reimbursements from our partners.

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

We anticipate that our general and administrative expenses will increase in the next few years as we increase our headcount to support our continued research and development activities of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, among other expenses. We also anticipate increased expenses associated with being a public company, including costs for accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with the rules and regulations of the SEC, listing standards applicable to companies listed on a national securities exchange, director and officer insurance costs, and investor and public relations costs. In addition, if we obtain regulatory approval for our current product candidates or any product candidates we may develop in the future and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities. We will also incur pre-commercialization expenses to facilitate commercial readiness, as we prepare for a potential product candidate approval.

Acquired In-Process Research and Development Expenses

We expense acquisition costs for assets purchased for use in research and development activities that have no alternative future use as in-process research and development (“IPR&D”) expenses as of the acquisition date. When we become obligated to make contingent milestone payments under the terms of the agreements by which we acquired the IPR&D assets, we will recognize additional IPR&D expense. We measure and recognize contingent consideration in the period in which the related milestone is achieved and becomes payable. Certain agreements may require the payment of milestones in shares of our common stock, which if determined not to be a derivative or liability are recognized as acquired IPR&D expense and a component of equity based on the fair value of the shares at execution.

Total Other Income (Expense), Net

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income generated from cash equivalents and investments, realized and unrealized gains and losses on foreign currency transactions and interest expense related to our royalty obligation.

Income Taxes

Since our inception, we have not recorded income tax benefits for any of our deferred tax assets, NOLs incurred or the research and development tax credits generated in each year, as we have concluded that it is more likely than not that these deferred tax assets will not be realized.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	Increase (Decrease)
Revenue:
License and collaboration revenue	$10,000	$5,000	$5,000
Total revenue	10,000	5,000	5,000
Operating expenses:
Research and development	$168,063	$139,139	$28,924
General and administrative	53,322	29,749	23,573
Acquired in-process research and development	171,672	—	171,672
Total operating expenses	393,057	168,888	224,169
Loss from operations	(383,057)	(163,888)	(219,169)
Other income (expense), net:
Fair value adjustments to convertible notes	—	(846)	846
Interest expense on royalty obligation	(7,327)	—	(7,327)
Interest income	12,151	7,973	4,178
Other income, net	417	202	215
Total other income (expense), net	5,241	7,329	(2,088)
Loss before income taxes	(377,816)	(156,559)	(221,257)
Income tax (benefit) provision	(79)	429	(508)
Net loss	$(377,737)	$(156,988)	$(220,749)

Revenue

For the year ended December 31, 2025, we recognized revenue of $10.0 million, related to the one-time non-refundable upfront cash payment under the Zai License Agreement that was recognized upon delivery of the license and related technology transfer. For the year ended December 31, 2024, we recognized revenue of $5.0 million, related to the upfront payment under the Tenacia Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	Increase (Decrease)
Direct research and development expenses by program:
Obexelimab	$104,605	$94,563	$10,042
Orelabrutinib	7,208	—	7,208
Other programs (ZB002, ZB004, ZB021 & ZB022)	3,677	2,115	1,562
Partnered regional programs (ZB001 & ZB005)	159	6,737	(6,578)
Unallocated research and development expenses:
Personnel related expenses (including stock-based compensation)	50,089	34,364	15,725
Other expenses	2,325	1,360	965
Total research and development expenses	$168,063	$139,139	$28,924

Research and development expenses were $168.1 million for the year ended December 31, 2025, compared to $139.1 million for the year ended December 31, 2024. The increase of $29.0 million was primarily attributable to the following:

●	a $10.0 million increase in costs related to the development of obexelimab, our lead product candidate, driven by a $13.1 million increase in clinical trial, development and regulatory costs, partially offset by a $3.1 million decrease in manufacturing costs for clinical trial materials;
●	a $7.2 million increase in costs related to the development of orelabrutinib, a recently acquired product candidate, primarily driven by clinical trial and regulatory costs;
●	a $6.6 million decrease in costs related to our partnered regional programs, including a $5.1 million decrease related to ZB005 and a $1.5 million decrease related to ZB001, as a result of transitioning these programs to Tenacia and Zai, respectively; and
●	a $15.7 million increase in personnel costs, including a $10.3 million increase in salary and benefit related expense, primarily due to an increase in headcount, a $4.8 million increase in stock-based compensation expense, and a $0.6 million increase in external contractor expense and other personnel costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	Increase (Decrease)
Personnel related expenses (including stock-based compensation)	$36,556	$19,421	$17,135
Legal and professional fees	10,474	6,318	4,156
Facilities	3,282	2,315	967
Other expenses	3,010	1,695	1,315
Total general and administrative expenses	$53,322	$29,749	$23,573

General and administrative expenses were $53.3 million for the year ended December 31, 2025, compared to $29.7 million for the year ended December 31, 2024. The increase of $23.6 million was primarily attributable to the following:

●	a $17.1 million increase in personnel costs, including a $10.8 million increase in stock-based compensation expense, a $5.3 million increase in salary and benefit related expense, primarily due to an increase in headcount, a $0.8 million increase in recruiting expense, and a $0.2 million increase in external contractor expense and other personnel costs;
●	a $4.2 million increase in professional fees, including legal, audit and tax expenses, primarily attributable to operating as a public company and business development efforts; and
●	a $2.3 million increase in facilities and other expenses, including insurance and other variable costs related to operating as a public company.

Acquired In-Process Research and Development Expenses

For the year ended December 31, 2025, acquired IPR&D expenses were $171.7 million, which included $35.0 million, related to the upfront cash payment for the exclusive rights to develop and manufacture product candidates under the InnoCare License Agreement. Additionally, we recorded $136.7 million related to the respective fair values on the date of acquisition of the 5,000,000 shares of common stock issued and the 2,000,000 million shares of common stock to be issued pursuant to the InnoCare License Agreement. The Company did not recognize any acquired IPR&D expenses during the year ended December 31, 2024.

Total Other Income (Expense), Net

For the year ended December 31, 2025, total other income (expense), net was $5.2 million, compared to $7.3 million for the year ended December 31, 2024. The decrease of $2.1 million primarily related to an increase in interest expense of $7.3 million related to our royalty obligation, partially offset by $4.2 million of interest income as a result of higher cash and investments, a decrease of $0.8 million in the change in fair value of the BMS Note settled in the year ended December 31, 2024 and immaterial realized and unrealized gains and losses on foreign currency transactions.

Liquidity and Capital Resources

Overview

We have incurred significant operating losses since inception. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources until 2027 at the earliest, if at all. As of December 31, 2025, we had $360.5 million in cash, cash equivalents and investments and we had an accumulated deficit of $765.1 million. Through December 31, 2025, we have funded our operations primarily with gross proceeds of $358.0 million through the sale and issuance of preferred stock and convertible notes, net proceeds from the sale of common stock of $234.3 million after deducting underwriting discounts, commissions and other offering costs from our IPO, $111.8 million, after deducting placement agent fees and other offering costs, from our PIPE offering, $28.5 million, after deducting commissions and other offering costs, from our 2025 ATM Program, as well as $65.0 million from our BMS Agreement, Tenacia Agreement and Zai Agreement, collectively, and $75.0 million through our Royalty Purchase Agreement.

Future Funding Requirements

We expect that our available cash, cash equivalents and investments, as of December 31, 2025, together with the $71.5 million of net proceeds received to date in the first quarter of 2026 from sales under our ATM Program and proceeds of $75.0 million available from the first tranche under the Company’s debt arrangement with Pharmakon (see Note 18, Subsequent Events, to our consolidated financial statements included elsewhere in this Annual Report) will be sufficient to fund our operating and capital expenditures for approximately 12 months past the filing date of this Annual Report on Form 10-K. However, due to the uncertainties inherent in forecasting our future cash requirements, we have concluded that these resources are not sufficient to alleviate substantial doubt with respect to our ability to continue as a going concern. Our financial statements do not include any adjustments or changes in classification of assets or liabilities that may result from our possible inability to continue as a going concern. However, we expect to finance our operations through private or public equity financing, debt financing or other capital resources.

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

Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

●	the scope, timing, progress results and costs of our ongoing clinical studies and other research and development activities associated with the development of our other and future product candidates;
●	the costs, timing and outcome of regulatory review of product candidates;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any product candidates for which we receive marketing approval;
●	the costs of establishing and maintaining arrangements with third-party manufacturers for the commercial supply of products that receive marketing approval, if any;
●	the costs and timing of manufacturing for obexelimab, orelabrutinib and other product candidates, including commercial manufacturing at sufficient scale, if any product candidate is approved, including as a result of inflation, any supply chain issues or component shortages;
●	the revenue, if any, received from commercial sale of our products, should any product candidates receive marketing approval;
●	the cash requirements of any future acquisitions or discovery of product candidates;
●	the cost and timing of attracting, hiring and retaining skilled personnel to support our operations and continued growth;
●	the cost of implementing operational, financial and management systems;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties on favorable terms, if at all;

●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
●	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, current or future product candidates, if any; and
●	the costs associated with operating as a public company, including legal, accounting or other expenses in operating our business.

A change in the outcome of any of these or other variables with respect to the development of obexelimab, orelabrutinib or any other product candidate could significantly change the costs and timing associated with our operating plans. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

We have no products approved for commercial sale and have not generated any revenues from product sales to date. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financing and additional funding from licenses, strategic alliances and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity.

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

Loan Agreement

In March 2026, the Company entered into the Loan Agreement with Credit PLC (the “Collateral Agent”), BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon and the guarantors party thereto. The Loan Agreement provides for up to a $250.0 million Term Loan that matures on March 27, 2031 and consists of five tranches including (1) a Tranche A Loan of $75.0 million drawn ten business days following the execution of the Loan Agreement, (2) a Tranche B Loan of $50.0 million which will be required to be drawn (and up to an additional $25.0 million that the Company may elect to draw) by no later than November 1, 2027, subject to the occurrence of the Tranche B/C Approval Condition, (3) a Tranche C Loan of $25.0 million (less any amounts elected to be (and actually) drawn under the Tranche B Loan in excess of $50.0 million) which will be available at the Company’s election, subject to the occurrence of the Tranche B/C Approval Condition, no later than April 28, 2028, (4) a Tranche D Loan of $50.0 million which will be available at the Company’s election no later than October 30, 2028, subject to the occurrence of the Tranche B/C Approval Condition and achievement of certain milestones in respect of certain net sales levels and (5) a Tranche E Loan of $50.0 million which will be available at the Company’s election no later than April 30, 2029, subject to the occurrence of the Tranche B/C Approval Condition and achievement of certain milestones in respect of net sales levels.

The Term Loan bears interest at a rate based upon an annual interest rate of 3-month secured overnight financing rate (subject to a 3.25% floor) plus 5.75% payable quarterly in arrears; provided that the Company may elect for 100% of the interest for the first 24 months following the Tranche A Loan funding date may be paid-in-kind without an increase in the interest rate.

The Company is required pay a funding fee equal to (i) 2.00% of the funding amount of the Tranche A Loan on the funding date of such loan, (ii) 2.00% of $50,000,000 of the funding amount of the Tranche B Loan on the funding date for such loan, (iii) 1.00% of any amounts in excess of $50,000,000 of the funding amount for the Tranche B Loan on the funding date for such loan, and (iv) 1.00% of each of the funding amount of the Tranche C Loan, Tranche D Loan, and Tranche E Loan on each respective funding date.

The Company may elect to prepay the Term Loans in whole or, subject to certain conditions, in part prior to the Term Loan Maturity Date with such prepayments being subject to certain prepayment, make-whole and exit fees. The Term Loans are subject to certain mandatory prepayments, including a repayment in full of all term loans in four equal payments commencing on September 30, 2028 to the extent the Tranche B/C Approval Condition is not met on or prior to June 30, 2028.

The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties. We and our subsidiaries are bound by certain affirmative covenants setting forth actions that are required during the term of the Loan Agreement, including, without limitation, certain information delivery requirements (including that consolidated financial statements delivered for and after the fiscal year ending December 31, 2026 are not subject to any qualification as to “going concern” or “scope of audit”), obligations to maintain certain insurance, and certain notice requirements. The Loan Agreement contains customary financial covenants, including (i) at all times prior to the satisfaction of the Tranche B/C Approval Condition, a minimum liquidity requirement and (ii) subject to the outstanding aggregate principal amount of Term Loans advanced under the Loan Agreement being equal to or greater than $200.0 million, a minimum trailing twelve months consolidated net revenue covenant. Additionally, we and our subsidiaries are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement, including, without limitation, (i) selling or disposing of assets, (ii) amending, modifying or waiving our rights under material agreements, (iii) consummating change in control transactions unless all amounts becoming due under the Loan Agreement are paid in full immediately upon (and concurrent with) the consummation of any such change in control transaction, (iv) incurring additional indebtedness, (v) incurring non-permitted liens or encumbrances on our or our subsidiaries’ assets, (vi) paying dividends or making any distribution or payment on or redeeming, retiring or purchasing any equity interests, (vii) making payments on subordinated indebtedness and (viii) making investments other than permitted acquisitions and permitted investments, in each case, subject to specified exceptions including, in the case of restrictions on incurrence of additional indebtedness, the ability to incur certain convertible indebtedness and enter into certain permitted royalty financing agreements. The Loan Agreement also contains certain events of default, including the following: (i) failure to pay principal, interest and other amounts when due, (ii) the breach of the covenants under the Loan Agreement, (iii) the occurrence of a material adverse change or a withdrawal event in respect of obexelimab or orelabrutinib, (iv) certain attachments of the credit parties assets and restraints on their business, (v) certain insolvency, liquidation, bankruptcy or similar events, (vi) certain cross-default of third-party indebtedness and royalty revenue contracts, (vii) the failure to pay certain judgements, (viii) material misrepresentations, (ix) the loan documents ceasing to create a valid security interest in a material portion of the collateral, (x) the occurrence of certain ERISA events and (xi) the occurrence of a default under any intercreditor agreement, in each case subject to the grace periods, cure period and thresholds as specified in the Loan Agreement. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate our obligations under the Loan Agreement (including all obligations for principal, interest and any applicable make-whole and prepayment premiums); provided that upon an event of default relating to certain insolvency, liquidation, bankruptcy or similar events, all outstanding obligations will be automatically accelerated.

Our obligations under the Loan Agreement are secured by substantially all of our assets, including our intellectual property. Certain of our subsidiaries may, from time to time after the Tranche A Closing Date, be required to guarantee our obligations under the Loan Agreement and, in connection with such guarantee, pledge substantially all of their assets, including intellectual property, to secure such guarantee.

At-the-Market Program

In October 2025, we entered into a sales agreement with Jefferies under which we could, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, under the 2025 ATM Program. Pursuant to the sales agreement, shares will be sold under the shelf registration statement on Form S-3 ASR (Registration No. 333-290777), which became automatically effective upon filing on October 8, 2025. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. For the year ended December 31, 2025, we sold 828,195 shares of common stock under the 2025 ATM Program, with proceeds of approximately $28.5 million, net of commissions and other offering costs. Since January 1, 2026, we have sold 2,827,723 shares of common stock under the 2025 ATM Program, with proceeds of $71.5 million, net of commissions. As of the issuance date of this Annual Report on Form 10-K, $96.8 million remained available under the 2025 ATM Program.

Royalty Pharma Agreement

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

The Royalty Purchase Agreement provides for an additional $225.0 million of payments to be paid to the Company by Royalty Pharma upon the occurrence of certain triggering events which includes (1) $75.0 million payable upon the achievement of certain milestones with respect to Zenas’ INDIGO Phase 3 Trial, noting the Company is not currently eligible for this milestone, (2) $75.0 million payable following receipt of marketing approval for obexelimab from the FDA for the treatment of IgG4-Related Disease on or before a specified date and (3) $75.0 million payable following receipt of marketing approval for obexelimab from the FDA for the treatment of systemic lupus erythematosus on or before a specified date.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(172,333)	$(119,674)
Net cash used in investing activities	(251,886)	(30,552)
Net cash provided by financing activities	215,280	412,958
Effect of exchange rate changes on cash and restricted cash	(252)	157
Net (decrease) increase in cash, cash equivalents and restricted cash	$(209,191)	$262,889

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $172.3 million, and was primarily due to our net loss of $377.7 million, which included non-cash charges principally related to the InnoCare license agreement, stock-based compensation and interest charges on our agreement with Royalty Pharma. Net changes in our working capital during the year resulted in a $1.0 million cash inflow.

Net cash used in operating activities for the year ended December 31, 2024 was $119.7 million, and was primarily due to our net loss of $157.0 million adjusted for non-cash charges principally related to stock-based compensation. Net changes in our working capital during the year were a cash inflow of $25.4 million and were driven by increases in accounts payable and accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $251.9 million and was primarily due to the purchase of $417.8 million of investments and a $35.0 million upfront payment under the InnoCare License Agreement, partially offset by $200.9 million in proceeds from the maturities of investments.

Net cash used in investing activities for the year ended December 31, 2024 was $30.6 million and was due to the purchase of $36.4 million of investments, partially offset by $6.0 million in proceeds from the maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $215.3 million, resulting from $75.0 million in gross proceeds received in connection with royalty obligation, proceeds of $120.0 million and $28.6 million received from the sale and issuance of common stock under the PIPE and ATM offerings, net of commissions, respectively, and $4.4 million of proceeds received for the issuance of common stock from the exercise of stock options and the employee stock purchase plan, partially offset by $12.7 million of payments related to placement agent fees and other offering costs related to the PIPE and ATM offerings.

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

Contractual obligations and commitments

Leases

We have entered into arrangements for leases of office space, for additional information, see Note 6, Leases to our consolidated financial statements included elsewhere in this Annual Report.

License Agreements

We have entered into license agreements under which we may be obligated to make milestone and royalty payments, which are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of December 31, 2025 and 2024, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

For additional information on our license and option agreements, for additional information, see Note 8, License Agreements to our consolidated financial statements included elsewhere in this Annual Report.

Royalty Obligation

We have entered into a royalty purchase agreement under which we are obligated to make contingent payments related to future net sales and royalty income of obexelimab; for additional information see Note 9, Royalty Obligation to our consolidated financial statements included elsewhere in this Annual Report.

Purchase and Other Obligations

We enter into contracts in the normal course of business with CROs, CMOs, and other third-party vendors for clinical trials and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancelable obligations of our service provided up to one year after the date of cancellation.  As of December 31, 2025, our total clinical manufacturing contract payment obligations are $17.7 million of which the full obligation is payable within 12 months.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make judgments, assumptions and estimates that may affect the reported amounts of assets and liabilities, equity and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reported periods. On an ongoing basis, we evaluate our judgments, assumptions and estimates in light of changes in circumstances, facts and experiences. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. Other significant accounting policies are outlined in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report.

We have listed below our critical accounting estimates that we believe to have the greatest potential impact on our consolidated financial statements. Our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

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

We base our expenses related to clinical study and trial costs on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors out of our control such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period.

Royalty Obligation

We have entered into a royalty financing arrangement, which has been recognized as debt on our consolidated balance sheet. Pursuant to this arrangement, we are required to estimate the future anticipated royalty and other payments, which impact the determination of the effective interest rate and corresponding interest expense that we recognize over the term of the agreement. We base these estimates on projected cash flows and future sales projections. At the end of each reporting period we reassess these estimates, and should the estimated cash flows change, or future funding is received, we will recalculate the effective interest rate and adjust the accretion of interest on a prospective basis. Although we do not expect our estimates to be materially different from amounts currently assumed, they are based on long-term projection of cash flows, which are inherently uncertain and may change, and the impact could be material in future periods.

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

Consolidated Financial Statements for the Years Ended December 31, 2025 and 2024:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Zenas BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zenas BioPharma, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, expects to continue to incur operating losses and negative operating cash flows for the foreseeable future, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts

March 16, 2026

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Zenas BioPharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$110,641	$319,742
Short-term investments	232,551	31,024
Restricted cash	—	90
Prepaid expenses and other current assets	7,979	5,067
Total current assets	351,171	355,923
Property and equipment, net	34	185
Operating lease right-of-use assets, net	1,354	1,004
Long-term investments	17,272	—
Other non-current assets	13,809	12,856
Total assets	$383,640	$369,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,111	$17,136
Accrued expenses	54,423	39,371
Operating lease liabilities, current	1,115	785
Total current liabilities	62,649	57,292
Long-term liabilities:
Royalty obligation	78,636	—
Operating lease liabilities, less current portion	211	218
Total long-term liabilities	78,847	218
Total liabilities	141,496	57,510
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 per share; 175,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively; 54,485,518 and 41,793,412 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	5	4
Additional paid-in capital	1,007,331	699,651
Accumulated other comprehensive (loss) income	(64)	194
Accumulated deficit	(765,128)	(387,391)
Total stockholders’ equity	242,144	312,458
Total liabilities and stockholders’ equity	$383,640	$369,968

The accompanying notes are an integral part of these consolidated financial statements.

Zenas BioPharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024
Revenue:
License and collaboration revenue	$10,000	$5,000
Total revenue	10,000	5,000
Operating expenses:
Research and development	168,063	139,139
General and administrative	53,322	29,749
Acquired in-process research and development	171,672	—
Total operating expenses	393,057	168,888
Loss from operations	(383,057)	(163,888)
Other income (expense), net:
Fair value adjustments to convertible notes	—	(846)
Interest expense on royalty obligation	(7,327)	—
Interest income	12,151	7,973
Other income, net	417	202
Total other income (expense), net	5,241	7,329
Loss before income taxes	(377,816)	(156,559)
Income tax (benefit) provision	(79)	429
Net loss	$(377,737)	$(156,988)
Net loss per share - basic and diluted	$(8.44)	$(11.89)
Weighted-average common stock outstanding - basic and diluted	44,730,052	13,198,960
Comprehensive loss:
Net loss	$(377,737)	$(156,988)
Other comprehensive income (loss):
Unrealized gain on investments	156	31
Foreign currency translation adjustment	(414)	126
Comprehensive loss	$(377,995)	$(156,831)

The accompanying notes are an integral part of these consolidated financial statements.

Zenas BioPharma, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and

Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Seed Series		Series A		Series B		Series C			Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares		Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2023	1,785,714	$956	17,589,380	$55,840	81,242,587	$193,290	—		$—	1,576,854	$—	$4,645	$37	$(230,403)	$(225,721)
Repurchase of unvested restricted stock awards	—	—	—	—	—	—	—	—	—	(21,172)	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $619	—	—	—	—	—	—	116,275,239		199,526	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(1,785,714)	(956)	(17,589,380)	(55,840)	(81,242,587)	(193,290)	(116,275,239)		(199,526)	24,978,715	2	449,610	—	—	449,612
Issuance of common stock from initial public offering, net of underwriting discounts, commissions and other issuance costs	—	—	—	—	—	—	—		—	15,220,588	2	234,300	—	—	234,302
Exercises of common stock options	—	—	—	—	—	—	—		—	38,427	—	275	—	—	275
Stock-based compensation expense	—	—	—	—	—	—	—		—	—	—	10,821	—	—	10,821
Unrealized gain on investments	—	—	—	—	—	—	—		—	—	—	—	31	—	31
Foreign currency translation adjustment	—	—	—	—	—	—	—		—	—	—	—	126	—	126
Net loss	—	—	—	—	—	—	—		—	—	—	—	—	(156,988)	(156,988)
Balance as of December 31, 2024	—	$—	—	$—	—	$—	—		$—	41,793,412	$4	$699,651	$194	$(387,391)	$312,458
Exercises of common stock options	—	—	—	—	—	—	—		—	510,113	—	4,096	—	—	4,096
Purchases of common stock under the Employee Stock Purchase Plan	—	—	—	—	—	—	—		—	42,768	—	276	—	—	276
Issuance of common stock from PIPE offering, net of placement agent fees and other offering costs	—	—	—	—	—	—	—		—	6,311,030	1	111,840	—	—	111,841
Equity consideration related to InnoCare License Agreement	—	—	—	—	—	—	—		—	5,000,000	—	136,671	—	—	136,671
Issuance of common stock from ATM offering, net of commissions and other offering costs	—	—	—	—	—	—	—		—	828,195	—	28,450	—	—	28,450
Stock-based compensation expense	—	—	—	—	—	—	—		—	—	—	26,347	—	—	26,347
Unrealized gain on investments	—	—	—	—	—	—	—		—	—	—	—	156	—	156
Foreign currency translation adjustment	—	—	—	—	—	—	—		—	—	—	—	(414)	—	(414)
Net loss	—	—	—	—	—	—	—		—	—	—	—	—	(377,737)	(377,737)
Balance as of December 31, 2025	—	$—	$—	$—	—	$—	$—		$—	54,485,518	$5	$1,007,331	$(64)	$(765,128)	$242,144

The accompanying notes are an integral part of these consolidated financial statements.

Zenas BioPharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(377,737)	$(156,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	171,672	—
Depreciation expense	56	137
Loss on disposal of property and equipment	107	—
Net amortization of premiums and accretion of discounts on investments	(1,931)	(602)
Non-cash interest expense on royalty obligation	7,327	—
Stock-based compensation expense	26,347	10,821
Change in fair value of convertible notes	—	846
Non-cash lease expense	875	681
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,156)	(7,701)
Accounts payable	(10,043)	11,740
Accrued expenses	15,052	22,065
Operating lease liabilities	(902)	(673)
Net cash used in operating activities	(172,333)	(119,674)
Cash flows from investing activities:
Purchases of property and equipment	(18)	(131)
Purchases of investments	(417,755)	(36,421)
Proceeds from sales and maturities of investments	200,887	6,000
Product candidate license acquisitions	(35,000)	—
Net cash used in investing activities	(251,886)	(30,552)
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	178,381
Payment of initial public offering costs	—	(6,334)
Payments of placement agent fees and other offering costs for PIPE and ATM offerings	(12,665)	—
Proceeds from royalty obligation	75,000	—
Proceeds from exercise of stock options	4,096	275
Proceeds from issuance of common stock under employee stock purchase plan	276	—
Proceeds from issuance of common stock under PIPE offering	120,000	—
Proceeds from issuance of common stock under ATM offering, net of commissions	28,573	—
Proceeds from initial public offering, net of underwriting discount and commissions	—	240,636
Net cash provided by financing activities	215,280	412,958
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(252)	157
Net (decrease) increase in cash, cash equivalents and restricted cash	(209,191)	262,889
Cash, cash equivalents and restricted cash at beginning of period	319,832	56,943
Cash, cash equivalents and restricted cash at end of period	$110,641	$319,832

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained under operating lease arrangements	$1,500	$1,100
Equity consideration for InnoCare license, at fair value	$136,672	$—
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$—	$449,612
Conversion of BMS Note into Series C convertible preferred stock	$—	$21,146
Deferred offering costs in accounts payable and accrued expenses	$18	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$110,641	$319,742
Restricted cash	—	90
Total cash, cash equivalents and restricted cash	$110,641	$319,832

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

The Company’s consolidated financial statements include the accounts of its wholly owned subsidiaries which include Zenas BioPharma (HK) Limited (“Zenas HK”), Zenas BioPharma (USA) LLC, Shanghai Zenas Biotechnology Co. Limited, Zenas BioPharma Securities Corp., Zenas BioPharma GmbH, and Zenas BioPharma B.V.

Liquidity and Capital Resources

Since its inception, the Company has devoted its efforts principally to research and development and raising capital. The Company is subject to risks and uncertainties common to clinical stage companies in the biopharmaceutical industry, including, but not limited to, completing preclinical studies and clinical trials, obtaining regulatory approval for product candidates, market acceptance of products, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, reliance on third-party organizations, protection of proprietary technology, compliance with government regulations, and the ability to raise additional capital to fund operations. The Company’s capital to date has been generated from payments received under the Company’s license and collaboration agreement with Bristol-Myers Squibb Company (“BMS”), novation agreement with Tenacia Biotechnology (Hong Kong) Co., Limited (“Tenacia”), license agreement with Zai Lab (Hong Kong) Limited (“Zai”) and a royalty purchase agreement with Royalty Pharma Investments (“Royalty Pharma”) (please see Note 7, License and Collaboration Revenue and Note 9, Royalty Obligation, to these consolidated financial statements). The Company has not generated any revenue from product sales since inception, and its product candidates currently under development will require significant additional research and development efforts, including extensive clinical testing and regulatory approval prior to commercialization.

In September 2024, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 15,220,588 shares of its common stock, including 1,985,294 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $258.7 million. The Company received $234.3 million in net proceeds after deducting underwriting discounts, commissions and other offering expenses. In connection with the IPO, all outstanding shares of convertible preferred stock converted into 24,978,715 shares of the Company’s common stock.

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

In October 2025, the Company entered into a sales agreement with Jefferies LLC (“Jefferies”) under which the Company may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more at-the-market equity offerings (“2025 ATM Program”).  The Company’s common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. In 2025, the Company sold 828,195 shares of common stock pursuant to the 2025 ATM program, for net proceeds of $28.5 million after deducting commissions and other offering costs. Since January 1, 2026, the Company completed the sales of 2,827,723 shares of common stock under the 2025 ATM Program, for additional information, see Note 18, Subsequent Events to these consolidated financial statements.

In October 2025, the Company entered into a securities purchase agreement, for a private placement in public equity (“PIPE”) (the “PIPE Purchase Agreement”) related to the PIPE offering, pursuant to which the Company sold 6,311,030 shares of common stock to certain institutional, accredited investors and certain directors and officers of the Company.  The aggregate net proceeds received by the Company were $111.8 million, after deducting placement agent fees and other offering costs.

The Company has incurred operating losses and negative cash flows since its inception, including net losses of $377.7 million and $157.0 million in the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had an accumulated deficit of $765.1 million. Management expects operating losses and negative operating cash flows to continue for the foreseeable future.

The Company expects that its existing cash, cash equivalents, and investments of $360.5 million as of December 31, 2025, together with $71.5 million of net proceeds received during the first quarter of 2026 from sales under the ATM Program and the $75.0 million of proceeds available from the first tranche under the Company’s debt arrangement with Pharmakon (see Note 18, Subsequent Events, to these consolidated financial statements), will be sufficient to fund its operating and capital expenditure requirements for approximately twelve months following the filing of these financial statements.  The Company’s forecast of future cash requirements is subject to significant uncertainties, including, among other factors, the timing and progression of the Phase 3 clinical trials for orelabrutinib, the continued development of obexelimab, and preparations for its potential commercial launch. These uncertainties could require the Company to utilize additional cash resources, or to use existing resources sooner than currently anticipated.

As a result of these uncertainties and their potential impact on the Company’s projected funding requirements, management concluded there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the filing date of these financial statements. The Company expects to finance future operations through private or public equity financings, debt financings, or other capital resources. However, there can be no assurance that such financing will be available when needed, on acceptable terms, or at all. Failure to obtain additional capital as required could have a material adverse effect on the Company’s financial condition and its ability to execute its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosures. The Company bases its estimates on historical experience, known trends and other market- specific factors or other relevant factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis using such factors and adjusts those estimates and assumptions as facts and circumstances dictate. Actual results may differ from those estimates or assumptions. Significant estimates in these consolidated financial statements include estimates made in connection with accrued research and development expenses, stock-based compensation, pre-IPO valuations of common stock, and the liability related to the sale of future royalties including the estimation of future payments and the related non-cash interest expense.

Cash and Cash Equivalents

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

Restricted Cash

Restricted cash consists of cash held as collateral for a letter of credit the Company issued as a security deposit for its lease of office space in Waltham, MA, which was terminated in January 2025. Amounts are reported as non-current unless restrictions are expected to be released in the next 12 months.

Deferred Offering Costs

The Company capitalizes legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as other non-current assets until such financings are consummated. After consummation of the equity financing, these costs will be recorded in stockholders’ equity (deficit) as a reduction of additional paid-in-capital generated as a result of the offering. If the Company terminates its plan for an equity financing, any costs deferred will be expensed immediately. As of December 31, 2025, the Company had $0.7 million in deferred offering costs which were included in other assets. No deferred offering costs were recorded as of December 31, 2024.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company has one reportable segment focused on the research and development of precision immunology-based therapies. The Company’s chief operating decision-maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of making operating decisions, assessing financial performance, and allocating resources. As of December 31, 2025 and 2024, the Company’s long-lived assets held outside of the U.S. were immaterial.

For additional information, see Note 17, Segment Information to these consolidated financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and investments. The Company attempts to minimize the risks related to cash, cash equivalents and investments by investing in a broad range of financial instruments, as defined by the Company’s investment policy. The Company has established guidelines related to the quality of the institutions, financial instruments and allowable investments. The Company minimizes credit risk by choosing only highly rated financial institutions as counterparties.

Significant Suppliers

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs, including preclinical and clinical studies and testing. While the drug substances used in product candidates are manufactured by more than one supplier, the Company relies on a single third-party manufacturer to manufacture and supply it with its requirements for the drug product related to its programs. These programs could be adversely affected by a significant interruption in the supply of drug substance and drug product.

Translation of Foreign Currency

The functional currency for most of our foreign subsidiaries is their local currency. For our non-U.S subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of our foreign subsidiaries into U.S. dollars are excluded from our determination of net loss and are recorded in accumulated other comprehensive income (loss), as a separate component of equity. For foreign subsidiaries where the functional currency of assets and liabilities differs from their local currency, non-monetary assets and liabilities are translated at the rate of the exchange in effect on the date assets were acquired while monetary assets and liabilities are translated at current rates of exchange as of the balance sheet date. Income and expense items are translated at the average foreign currency rates for the period. Translation adjustments of these subsidiaries are included in other (income) expense, net in our consolidated statements of income. Realized and unrealized foreign currency transaction gains were $0.3 million and transaction losses were $0.2 million for the years ended December 31, 2025 and 2024, respectively.

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

The majority of the Company’s financial assets have been classified as Level 1. Our financial assets (which typically include cash equivalents and marketable debt securities) have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or option pricing valuation models. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs may include reportable tables, benchmark yields, broker quotes, bids, offers, current spot rates and other industry and economic events.

For additional information, see Note 3, Fair Value Measurements to these consolidated financial statements.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements are amortized over the shorter of their useful lives or lease terms using the straight-line method. Major replacements and improvements are capitalized, while general repairs and maintenance are expensed as incurred.

Royalty Obligation

When the Company maintains significant continuing involvement in generating the underlying cash flows, royalty financings are recognized as obligations. Payments received are recorded as the principal amount of the obligation on the consolidated balance sheet as long-term liabilities. The carrying amount of the obligation is accreted to reflect the total expected royalty and related payments, using the effective interest method. As royalties and other related payments are made, the outstanding royalty obligation will be reduced over the estimated term of the arrangement.

The royalty obligation, effective interest rate, and corresponding interest expense are determined based on the Company’s estimate of future anticipated royalty payments under the arrangement. These estimates are reassessed at the end of each reporting period according to the Company’s latest projections. Should these estimated cash flows change as a result of this review, the Company will recalculate the effective interest rate and adjust the accretion of interest on the royalty obligation prospectively. Any additional funding received will also be treated as an obligation, with a prospective adjustment to the effective interest rate applied upon receipt of such funds.

For additional information, see Note 9, Royalty Obligation to these consolidated financial statements.

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

Research and Development Expenses

Research and development costs include (i) employee-related expenses, including salaries, benefits, and stock-based compensation expense; (ii) external research and development expenses incurred under arrangements with third parties, such as contract research organization (“CROs”) agreements and consultants; (iii) costs associated with preclinical activities and (iv) lab supplies, lab expenses and an allocation of rent, depreciation, and infrastructure. Costs incurred in connection with research and development activities are expensed as incurred.

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

Contingent consideration in the form of milestone payments related to IPR&D with no alternative future use are charged to expense when the related milestone is achieved and becomes payable. When milestone payments are in the form of equity consideration, the Company evaluates whether the payment should be treated as a liability or meets the definition of a derivative. When liability or derivative treatment is not required, such milestone payments are recorded at fair value as a component of equity and not remeasured.

For additional information, see Note 8, License Agreements, to these consolidated financial statements.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive loss. During the years ended December 31, 2025 and 2024, the Company’s only element of other comprehensive loss was foreign currency translation adjustments.

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

For additional information, see Note 6, Leases, to these consolidated financial statements.

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a “more likely than not” threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are no unrecognized tax benefits included in the Company’s consolidated balance sheets as of December 31, 2025 and 2024. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized interest or penalties related to uncertain tax positions in its consolidated statements of operations and comprehensive loss since inception.

Stock-Based Compensation

The Company grants stock-based awards to employees, non-employee consultants and members of its board of directors (the “Board”). Stock-based compensation is recognized as expense for each stock-based award based on its estimated fair value on the date of grant. The Company’s share-based payments include stock options, grants of restricted common stock and restricted stock units (“RSUs”). The value of the award is recognized as expense on a straight-line basis over the requisite service period, and expense is adjusted for pre-vesting forfeitures in the period in which the forfeitures occur. Stock-based compensation expense is classified in the accompanying consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients service payments are classified.

The Company estimates the fair value of each RSUs at its grant date based on the estimated fair value of the Company’s common stock on that date as determined by the Board. The Company estimates the fair value of stock option awards on the grant date using a Black-Scholes option pricing model. The Company estimates the expected option lives using the simplified method, volatility using historical stock prices of peer companies, the risk-free rates using the U.S Treasury yield curve in effect with a remaining term equal to the expected term and dividend yield based on the Company’s history of paying no dividends and the expectations of paying no cash dividends in the foreseeable future. Prior to the Company’s IPO, the fair value of the Company’s common stock on the date of grant was determined by the Board, taking into consideration its most recently available third-party valuations of common stock as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the grant date.

For additional information, see Note 11, Stock-Based Compensation, to these consolidated financial statements.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Net loss per share is calculated using the two- class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common shares and participating securities. The Company’s convertible preferred stock contained participation rights in any dividend paid by the Company and was deemed to be a participating security. Net loss attributable to common stockholders and participating preferred shares are allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods in which a net loss is recorded.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if- converted method. The weighted-average number of common shares included in the computation of diluted net loss per share gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and preferred stock.

Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share is the same as basic net loss since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss for the years ended December 31, 2025 and 2024.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company beginning in fiscal year 2025. This standard became effective for the Company for the annual reporting period ended December 31, 2025, and was adopted using the prospective method. The adoption of this standard resulted in additional disclosure of the rate reconciliation. The adoption did not have a material impact on the consolidated financial position or results of operations. See Note 13, Income Taxes, to these consolidated financial statements, for our updated income tax presentation.

In November 2024, the FASB issued 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires entities to disclose additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective annual for periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively to the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on the consolidated financial statements and related disclosures.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we do not believe that the adoption of recently issued standards have or may have a material impact on our consolidated financial statements or disclosures.

3.Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	As of December 31, 2025
Description	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Cash	$13,038	$13,038	$—	$—
Money market funds	97,603	97,603	—	—
Short-term investments:
Commercial paper	5,959	—	5,959	—
Corporate debt securities	44,299	—	44,299	—
Government securities	182,293	182,293	—	—
Long-term investments:
Corporate debt securities	1,467	—	1,467	—
Government securities	15,805	15,805	—	—
Total assets	$360,464	$308,739	$51,725	$—

	As of December 31, 2024
Description	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Cash	$19,070	$19,070	$—	$—
Money market funds	300,672	300,672	—	—
Short-term investments:
Commercial paper	3,315	—	3,315	—
Corporate debt securities	8,601	—	8,601	—
Government securities	19,108	19,108	—	—
Total assets	$350,766	$338,850	$11,916	$—

There have been no material impairments of our assets measured and carried at fair value during the years ended December 31, 2025 and 2024. In addition, there have been no changes in valuation techniques as of December 31, 2025 and 2024. The fair value of Level 1 instruments classified as money market funds and government securities are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as short-term investments was determined using other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date and fair value is determined using models or other valuation methodologies. There were no transfers between levels during the years ended December 31, 2025 and 2024.

The short and long-term investments are classified as available-for-sale securities. As of December 31, 2025, the remaining contractual maturities of the available-for-sale securities were 1 to 15 months, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended December 31, 2025 and 2024. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same period. The Company had a limited number of available-for-sale securities in insignificant loss positions as of December 31, 2025, which the Company does not intend to sell and has concluded will not be required to sell before recovery of amortized cost for the investment maturity.

The following table summarizes the available-for-sale securities (in thousands):

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$5,957	$2	$—	$5,959
Corporate debt securities	45,740	28	(2)	45,766
Government securities	197,939	162	(3)	198,098
Total	$249,636	$192	$(5)	$249,823

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$3,311	$4	$—	$3,315
Corporate debt securities	8,589	12	—	8,601
Government securities	19,093	17	(2)	19,108
Total	$30,993	$33	$(2)	$31,024

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the table above.

4.Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2025	2024
Clinical trial deposits	$12,882	$12,639
Deferred offering costs	709	—
Other	218	217
Total other assets	$13,809	$12,856

5.Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
External research, development and manufacturing expenses	$38,855	$29,338
Employee compensation and benefits	13,080	8,308
Professional and consultant fees	1,500	1,265
Income taxes payable	118	211
Other	870	249
Total accrued expenses	$54,423	$39,371

6.Leases

The Company has various leases for office space, which are accounted for as operating leases and generally have terms of less than two years in length, some of which have the option to renew. The Company recognizes monthly operating lease expense on a straight-line basis over the term of the lease as general and administrative expenses in the consolidated statements of operations and comprehensive loss. Variable lease expense relates primarily to office lease common area maintenance, insurance, and property taxes, is expensed as incurred, and is excluded from the calculation of the lease liabilities and right-of-use assets. For the years ended December 31, 2025 and 2024, the Company incurred variable lease expense of $0.3 million and $0.1 million, respectively.

Supplemental balance sheet information related to operating lease assets and liabilities was as follows (in thousands):

	December 31,
	2025	2024
Operating lease assets	$1,354	$1,004
Operating lease liabilities	$1,326	$1,003
Weighted average remaining term in years	1.3	1.3
Weighted average discount rate used to measure lease liabilities	8.33%	10.99%

For the years ended December 31, 2025 and 2024, the Company recorded $1.0 million and $0.9 million in operating lease expense (recorded in general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss), respectively.

The minimum lease payments under the Company’s operating leases are expected to be as follows:

Fiscal Year	Amount
2026	$1,163
2027	229
Thereafter	—
Total future minimum lease payments	1,392
Less: imputed interest	(66)
Total operating lease liabilities	$1,326

During the years ended December 31, 2025 and 2024, the amount of right-of-use assets obtained under new operating lease arrangements was $1.5 million and $1.1 million, respectively. For years ended December 31, 2025 and 2024, the Company made $1.0 million and $0.9 million in lease payments, respectively.

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

The Company evaluated the terms of the BMS Agreement to determine whether it is a collaborative arrangement in the scope of ASC 808. The Company concluded that the BMS Agreement is a collaborative arrangement under ASC 808 as both parties are active participants in the global clinical trial and are exposed to significant risks and rewards of those activities. The Company determined that the BMS Agreement contained two material components: (i) the license granted to BMS to develop, manufacture and commercialize obexelimab within the BMS Territory, and related activities in the BMS Territory, including manufacturing and (ii) the global development of obexelimab, which at execution, solely related to the ongoing Phase 3 trial for IgG4-RD. The Company used criteria specified in ASC 606 to determine whether the components of the BMS Agreement are performance obligations to a customer and concluded that BMS is the Company’s customer for the license and related activities in the BMS Territory under ASC 606. The global development activities under the agreement do not represent a transaction with a customer and reimbursement payments received by the Company for global development activities are accounted for as a reduction of the related research and development expenses. The Company recorded $5.5 million and $6.0 million as a reduction to research and development expenses during the years ended December 31, 2025 and 2024, respectively, with $1.2 million and $2.0 million of outstanding receivable, included in prepaid expenses and other current assets on the Company’s consolidated balance sheet as of December 31, 2025 and 2024, respectively.

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

The transaction price of the BMS Agreement was determined to be $50.0 million, which consisted of the upfront cash payment, and was allocated to the one combined performance obligation. The other potential consideration, which includes development, regulatory, and sales milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestones were not deemed probable of achievement and were therefore fully constrained. The Company issued the BMS Note in connection with the BMS Agreement, and the BMS Note was recorded at fair value separate from the transaction price of the BMS Agreement. In May 2024, the BMS Note was settled through the issuance of convertible preferred stock, which was converted to common stock in September 2024. The Company reevaluates the transaction price at the end of each reporting period as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company adjusts its estimate of the transaction price, and any addition to the transaction price would be recognized as revenue when it becomes probable that inclusion would not lead to a significant revenue reversal.

The Company evaluated the license under ASC 606 and concluded that the license is a functional intellectual property license. The Company determined that BMS benefited from the license along with the initial technology transfer at the time of the transfer, and therefore the related performance obligation is satisfied at a point in time. The Company satisfied the performance obligation through delivery of the license and initial technology transfer and therefore recognized the upfront payment of $50.0 million as revenue during year ended December 31, 2023. The Company did not recognize revenue under this arrangement during the years ended December 31, 2025 or 2024, as no milestones were achieved or deemed probable of achievement, and as such, all remaining milestones remained fully constrained and excluded from the transaction price.

Tenacia Biotechnology Co. Novation Agreement

In October 2024, the Company entered into a novation agreement with Tenacia, under which the Company transferred its rights and obligations under the agreements with Dianthus to Tenacia (the “Tenacia Agreement”). Pursuant to the Tenacia Agreement, the Company, transferred all the ZB005 inventory, analytical methods and manufacturing records generated, under the Dianthus Option Agreement and the License Agreement (collectively the “Dianthus Agreements”), to Tenacia, for the exclusive right to research, develop, manufacture and commercialize products within China, Hong King, Macau and Taiwan (“greater China”). As a result of the Tenacia Agreement, the Company has no further obligations to Dianthus pursuant to the Dianthus Agreement.

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

As of December 31, 2025, no milestones were achieved or deemed probable of achievement.

License Agreement with Zai Lab (Hong Kong) Limited

In January 2025, the Company entered into a license agreement (the “Zai License Agreement”), with Zai, under which the Company granted Zai an exclusive sublicense to develop, manufacture and commercialize ZB001 and related programs in greater China. Under the Zai License Agreement, Zai will be responsible for conducting all research and development activities, manufacturing, regulatory and commercialization in greater China.

Pursuant to the Zai License Agreement, Zai paid the Company a one-time non-refundable upfront cash payment of $10.0 million. The Company is entitled to receive further development, regulatory and sales milestones from Zai up to approximately $117.0 million if certain milestones are successfully achieved, with passthrough obligations of $21.0 million due to Viridian. The Company is also eligible to receive tiered royalties on net sales in greater China, ranging from the low to mid-single digits, net of passthrough obligations due to Viridian.

The Company evaluated the terms of the Zai License Agreement and determined it is within the scope of ASC 606. The Company identified the following promises in the Zai License Agreement that were evaluated under the scope of ASC 606: (i) transfer of the license for ZB001, (ii) licensed technology transfer (iii) licensed material transfer and (iv) continued licensed technology transfer. The Company also evaluated whether certain options outlined in the Zai License Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options conveyed a material right to Zai or were immaterial and, therefore, are not considered separate performance obligations within the Zai License Agreement.

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

As of December 31, 2025, no milestones were achieved or deemed probable of achievement.

8.License Agreements

License Agreements with Xencor, Inc.

2020 Xencor Agreement

In September 2020, the Company entered into a license agreement (the “2020 Xencor Agreement”) with Xencor, Inc. (“Xencor”), to obtain (i) an exclusive, royalty-bearing, sublicensable worldwide license under certain patent rights controlled by Xencor and (ii) a non-exclusive payment bearing license under certain know-how controlled by Xencor to research, develop, manufacture, market and sell three antibody product candidates, including ZB002. The 2020 Xencor Agreement became effective in November 2020, upon the Company’s issuance of 5,041,542 shares of its Series A Preferred Stock.

The Company is required to pay Xencor tiered royalties on annual net sales of successfully commercialized products, including ZB002 and ZB004. The royalty percentage rates vary by geographic areas as defined in the 2020 Xencor Agreement and range from the mid-single digits to mid-teens.

The Company is also obligated to reimburse Xencor for third-party costs incurred for certain patent filings, prosecution and maintenance as further specified in the 2020 Xencor Agreement. During the years ended December 31, 2025 and 2024, the Company did not incur any such reimbursable costs.

2021 Xencor Agreement

In May 2021, the Company entered into a license agreement with Xencor (the “2021 Xencor Agreement”), under which the Company obtained an (i) exclusive, royalty-bearing, sublicensable worldwide license under certain patent rights controlled by Xencor and (ii) a non-exclusive payment bearing license under certain know-how controlled by Xencor to research, develop, manufacture, market and sell obexelimab. The 2021 Xencor Agreement became effective in November 2021, upon the execution of an amendment to the 2021 Xencor Agreement.

In 2023, the Company incurred a $10.0 million development milestone, which was recorded as acquired IPR&D expense in the consolidated statements of operations and comprehensive loss. The Company is obligated to make regulatory milestone payments up to $75.0 million and one-time sales milestone payments up to $385.0 million upon achieving milestone events of net sales in a given calendar year in the territory equal to certain threshold amounts. In addition, the Company is required to pay Xencor tiered royalties on annual net sales of successfully commercialized products utilizing obexelimab, with the royalty percentages varying based on regions and ranging from the mid-single digits to the mid-teens.

During the year ended December 31, 2025 and 2024, the Company did not incur any expense related to milestones or any expenses related to reimbursable patent-related costs.

License Agreement with Viridian Therapeutics, Inc.

In October 2020, the Company entered into a license agreement (“the Viridian Agreement”) with Viridian Therapeutics, Inc (“Viridian”)., to obtain an exclusive, royalty-bearing, sublicensable license to research, develop, manufacture, market and sell certain antibody product candidates based on Viridian’s proprietary technology. The Company’s license rights are limited to non-oncology indications and are limited to China, Hong Kong, Macau and Taiwan (“Zenas Territories”).  The Viridian Agreement, as amended, obligates the Company to make a development and sales milestone payments to Viridian, totaling $21.0 million, based on achievement of certain specified development and sales milestones, as well as royalties on net sales.

In January 2025, the Company entered the Zai License Agreement under which the Company granted Zai an exclusive sublicense to develop, manufacture and commercialize ZB001 and related programs in greater China. In connection with the Zai License Agreement, the Company assigned the Viridian Supply Agreement to Zai. For additional information on the Zai License Agreement, please see License Agreement with Zai Lab (Hong Kong) Limited in Note 7, License and Collaboration Revenue to these consolidated financial statements.

During the years ended December 31, 2025 and 2024, the Company recognized an immaterial amount of expenses, related to Viridian contract manufacturing organization (“CMO”) costs. Viridian has agreed to reimburse the Company for certain services the Company performs on Viridian’s behalf, with reimbursements being recorded as a reduction in research and development expenses. During the years ended December 31, 2025 and 2024, the Company recorded $0.2 million and $1.7 million in reimbursable expenses, respectively. During the year ended December 31, 2025 and 2024, the Company did not incur any expenses related to milestones.

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

Pursuant to the InnoCare License Agreement, the Company made one-time non-refundable upfront cash payments totaling $35.0 million and issued 5,000,000 shares of common stock to InnoCare (“InnoCare Shares”) in exchange for these rights.

The Company is also required to make an additional one-time non-refundable cash payment of $25.0 million and issue an additional 2,000,000 shares of common stock to InnoCare upon the occurrence of Zenas’ Phase 3 clinical trial for orelabrutinib in any indication other than primary progressive MS, or by March 31, 2026, upon the occurrence of certain specified events, whichever comes first (the “Near-term Milestone”) . In addition, the Company has agreed to make one-time, potential near-term milestone payments of $20.0 million each, upon the achievement of certain regulatory milestones for ZB021 and ZB022 (the “Regulatory Milestones”).

The Company is further obligated to pay future regulatory and commercial milestones of up to $723.0 million related to orelabrutinib, and future development, regulatory, and commercial milestones of up to $656.0 million, inclusive of the two $20.0 million Regulatory Milestones specified above, for each preclinical compound if certain milestones are successfully achieved. In addition, the Company is obligated to pay royalties on net sales at rates ranging from high-single digits to high-teens for orelabrutinib, and mid-single digits to mid-teens for the preclinical compounds.

The Company simultaneously entered into a Subscription Agreement and a Registration Rights Agreement with InnoCare related to the shares of common stock issued and to be issued. The Subscription Agreement provides for transfer restrictions on the InnoCare Shares and other customary representations, warranties and covenants that were made solely for the benefit of the parties to the Subscription Agreement. The Registration Rights Agreement requires us to, among other things, prepare and file a registration statement to register the InnoCare Shares.

The Company evaluated the transaction and concluded that the acquired license rights did not constitute a business, as no substantive processes or other activities were acquired. As the acquired assets do not have alternative future use, the consideration paid was expensed as acquired IPR&D at the execution date of the arrangement. The consideration for the license rights, which consisted of the upfront cash payment of $35.0 million, the issuance of 5,000,000 shares of common stock upon execution of the agreement, and the 2,000,000 shares of common stock issuable upon achievement of the Near-term Milestone. The Near-term Milestone shares met the equity classification criteria and were measured at fair value as of the agreement execution date, reflecting the probability of achieving the milestone and applicable share restrictions, excluding those related to the holder. As a result, total IPR&D expense of $171.7 million was recorded in the consolidated statement of operations and comprehensive loss. The remaining milestones are payable solely in cash and will be recognized upon achievement; no such milestones had been achieved as of December 31, 2025.

Under the InnoCare License Agreement, the Company was obligated to reimburse InnoCare for certain clinical trial startup costs and Investigational New Drug (“IND”) enabling activities which were incurred prior to and after the effective date of the agreement. As of December 31, 2025, the Company incurred $3.1 million of expense, of which $2.2 million was paid related to the reimbursable costs to InnoCare related to the acquired programs.

9.Royalty Obligation

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

The Royalty Purchase Agreement provides for an additional $225.0 million of payments to be paid to the Company by Royalty Pharma upon the occurrence of certain triggering events which includes (1) $75.0 million payable upon the achievement of certain milestones with respect to Zenas’ INDIGO Phase 3 Trial, noting the Company is not currently eligible for this milestone, (2) $75.0 million payable following receipt of marketing approval for obexelimab from the U.S. Food and Drug Administration (the “FDA”) for the treatment of IgG4-Related Disease on or before a specified date and (3) $75.0 million payable following receipt of marketing approval for obexelimab from the FDA for the treatment of systemic lupus erythematosus on or before a specified date.

The Company accounted for the Royalty Purchase Agreement as a debt financing, primarily because it has significant continuing involvement in generating the future revenue on which the royalty payments are based. The $75.0 million upfront payment received was recorded as a liability, net of issuance costs of $3.7 million. The effective interest rate was determined based on the Company’s projections of future payments to Royalty Pharma. The Company will evaluate the estimated timing and amount of future royalty payments each reporting period and will revise the effective interest rate prospectively if those estimates change materially.

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

The following table shows the activity for the royalty obligation during the year ended December 31, 2025 (in thousands):

Amount
Proceeds from royalty obligation	$75,000
Issuance costs	(3,691)
Interest expense related to royalty obligation	7,327
Royalty obligation as of December 31, 2025	$78,636
Effective interest rate	30.7%

10.Common Stock

The Company is authorized to issue 175,000,000 shares of common stock $0.0001 par value. The voting, dividend and liquidation rights of the holders of the Company’s common stock were subject to and qualified by the rights, powers and preference of the holders of any preferred stock then issued and outstanding.

In October 2025, the Company entered into a sales agreement with Jefferies under which the Company could, from time to time, issue and sell shares of its common stock having aggregate sales proceeds of up to $200.0 million, under the 2025 ATM Program. Jefferies is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Sales sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3-ASR (Registration No. 333-290777), which became automatically effective upon filing on October 8, 2025. The Company’s common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. As of December 31, 2025, the Company sold 828,195 shares of common stock under the 2025 ATM Program, with net proceeds of approximately $28.5 million, after deducting commissions and other offering costs.

In October 2025, the Company entered into the PIPE Purchase Agreement related to the PIPE offering, pursuant to which the Company sold (i) 6,262,112 shares of common stock to certain institutional and accredited investors at a price of $19.00 per share and (ii) 48,918 shares of common stock to certain directors and officers of the Company at a price of $20.85 per share.  Sales sold pursuant to the PIPE Purchase Agreement were sold pursuant to a shelf registration statement on Form S-3-ASR (Registration No. 333-290999), which became automatically effective upon filing on October 21, 2025.  As of December 31, 2025, the Company received, net proceeds of $111.8 million from the PIPE offering, after deducting placement agent fees and other offering costs.

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there are no cumulative voting rights.

The Company had reserved the following shares of common stock for the potential conversion of outstanding stock options:

	December 31,
	2025	2024
Options to purchase common stock	10,675,615	8,706,197
Remaining shares reserved for future issuance	431,863	359,399
RSUs	599,675	—
Employee stock purchase plan	773,122	397,956
Total	12,480,275	9,463,552

11.Stock-Based Compensation

2020 Plan

In August 2020, the Company’s sole director adopted the 2020 Equity Incentive Plan (the “2020 Plan”). Upon the effectiveness of the 2024 Plan (as defined below), the Company ceased granting additional awards under the 2020 Plan and the remaining available shares for future grant were transferred to the 2024 Plan.  The 2020 Plan allowed the Company to grant stock options, restricted stock awards, RSUs and other stock-based awards to employees, officers, directors and consultants of the Company and subsidiaries. As of December 31, 2025, 3,217,355 shares of stock options were outstanding under the 2020 Plan.

2024 Plan

In September 2024, the Board adopted the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The 2024 Plan provides for the award of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, unrestricted stock, RSUs and other stock-based awards.

The number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025 through January 1, 2034, by the number of shares equal to the lesser of (i) five percent of the aggregate number of shares of common stock outstanding as of such date, and (ii) a number of shares as may be determined by the Board on or prior to such date. As of December 31, 2025, 431,863 shares of common stock were available for issuance under the 2024 Plan.  On January 1, 2026, the shares available for issuance under the 2024 Plan was increased to 3,156,138.

2026 Inducement Plan

In December 2025, the Company’s board of directors adopted the 2026 Inducement Plan (the “2026 Inducement Plan”), which became effective December 10, 2025. The 2026 Inducement Plan provides for the award of non-qualified stock options and other awards under the 2026 Inducement Plan to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering the employment of the Company. The grants constitute “employment inducement grants” in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and are issued outside of the 2024 Plan. The inducement grants include non-statutory stock options to purchase shares of the Company’s common stock and RSUs. The inducement grants have terms and conditions consistent with those set forth under the 2024 Plan and vest under the same respective vesting schedules as stock option awards and RSUs granted under the 2024 Plan. The Company’s initially reserved 1,000,000 shares of common stock for the issuance of awards under the 2026 Inducement Plan. As of December 31, 2025, 1,000,000 shares of common stock were available for issuance under the 2026 Inducement Plan.

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

From time to time, the Company grants equity awards to newly hired employees as an inducement to enter into employment with the Company. The grants constitute "employment inducement grants" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and are issued outside of the 2024 or 2026 Plans. The inducement grants include non-statutory stock options to purchase shares of the Company's common stock and RSUs. The inducement grants are granted under individual inducement agreements and have terms and conditions consistent with those set forth under the 2024 Plan and vest under the same respective vesting schedules as stock option awards and RSU awards granted under the 2024 Plan. The inducement grants are included in the stock option award tables below. As of December 31, 2025, the Company granted 1,062,000 non-statutory stock options as inducement grants. No inducement grants were awarded during the year ended December 31, 2024.

The table below presents the weighted-average assumptions used in estimating the fair values of stock options granted during the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Risk-free interest rate	4.11%	3.80%
Expected term (in years)	6.05	6.07
Expected volatility	94.88%	94.31%
Expected dividend yield	0.00%	0.00%

The weighted-average grant date fair value of options granted during the years ended December 31, 2025 and 2024, was $10.30 and $11.38 per share, respectively. The fair value is being expensed over the associated service period of the award on a straight-line basis based on the grant date fair value or once the achievement of the performance condition is probable.

The following table presents a summary of the Company’s stock option activity and related information:

	Number of Shares	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2024	8,706,197	$13.21		$2,104
Granted	3,031,450	$13.14
Exercised	(510,113)	$8.03		$4,884
Forfeited or cancelled	(551,919)	$12.80
Outstanding - December 31, 2025	10,675,615	$13.46	8.60	$243,979
Options vested and exercisable as of December 31, 2025	3,210,911	$12.31	7.94	$77,051
Options vested and expected to vest as of December 31, 2025	10,675,615	$13.46	8.60	$243,979

The aggregate intrinsic value of the stock options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those stock options that had an exercise price lower than the fair value of the Company’s common stock as of the measurement date of December 31, 2025. There were 510,113 options exercised for the year ended December 31, 2025, resulting in total proceeds of $4.1 million and 38,427 options exercised for the year ended December 31, 2024, resulting in total proceeds of $0.3 million.

Restricted Stock Units

The Company granted to certain employees RSUs that are subject to time-based vesting conditions, that vest equally over four years, assuming continued employment. RSUs with time-based vesting conditions are valued on the grant date using the grant date market value price of the underlying shares of the Company’s common stock. The Company did not grant any RSU’s in 2024. The following table summarizes the Company’s RSU activity:

	Number of Shares	Weighted - Average Grant Date Fair Value
Unvested as of December 31, 2024	—	$—
Granted	612,875	$14.18
Vested	—	$—
Forfeited	(13,200)	$11.94
Unvested as of December 31, 2025	599,675	$14.23

No RSUs vested during the year ended December 31, 2025.

As of December 31, 2025, unrecognized stock-based compensation expense was $83.7 million, which is expected to be recognized over a weighted average period of 2.8 years. The total fair value of equity awards vested during the years ended December 31, 2025 and 2024 was $27.1 million and $4.6 million, respectively.

The Company recognized stock-based compensation expense related to the issuance of equity awards to employees, directors and consultants in the consolidated statement of operations as follows (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$8,838	$4,066
General and administrative	17,509	6,755
Total stock-based compensation expense	$26,347	$10,821

Employee Stock Purchase Plan

In September 2024, the Board adopted the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The number of shares of common stock available under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2025 through January 1, 2034, by the number of shares equal to the lesser of (i) one percent of the aggregate number of shares of common stock outstanding as of such date, and (ii) a number of shares as may be determined by the Board on or prior to such date, up to a maximum of 1,000,000 shares in the aggregate per year.  During the year ended December 31, 2025, there were 42,768 shares issued under the ESPP. As of December 31, 2025, a total of 773,122 shares were available for future issuance under the ESPP. On January 1, 2026, the shares of common stock reserved for issuance under the ESPP was 1,317,977.

12.Net Loss Per Share

The Company’s potentially dilutive securities, which include stock options, RSUs and the 2,000,000 shares of common stock to be issued to InnoCare, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following shares from the computation of diluted net loss per share as of December 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	December 31,
	2025	2024
Options to purchase common stock	10,675,615	8,706,197
Unvested restricted stock units	599,675	—
Common stock to be issued to InnoCare	2,000,000	—

13.Income Taxes

The Company adopted ASU 2023-009, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a prospective basis for the year ended December 31, 2025.

The following table presents income (loss) from ccontinuing operations before income taxes during the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Income (loss) from continuing operations
U.S. loss	$(388,509)	$(160,918)
Non-U.S. income	10,693	4,359
Total	$(377,816)	$(156,559)

The significant components of income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Current tax (benefit) provision
Federal	$—	$123
State	(79)	306
Foreign	—	—
Total current income tax (benefit) provision	(79)	429
Deferred tax expense (exclusive of effects of other components listed below)
Federal, state and foreign	—	—
Total deferred tax expense	$—	$—
Total income tax (benefit) provision	$(79)	$429

Income tax expense (benefit) attributable to income (loss) from continuing operations for the year ended December 31, 2025 differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 21 percent to pretax income (loss) from continuing operations as a result of the following (in thousands):

	December 31, 2025
U.S. Federal statutory income tax (benefit) at 21%	$(79,342)	21.00%
Domestic federal
Tax Credits
R&D Credit	(10,791)	2.86
Changes in valuation allowance	90,239	(23.88)
Nontaxable or nondeductible items	(36)	0.01
Cross-border tax laws	2,246	(0.59)
Other reconciling items	(41)	0.01
Domestic state income taxes, net of federal effect	(108)	0.03
Foreign tax effects:
Other foreign jurisdictions	(2,246)	0.59
Total	$(79)	0.03%

Below is the tabular rate reconciliation previously disclosed for the year ended  December 31, 2024:

December 31, 2024
Percentage of income before income taxes
Federal statutory income tax rate	21.0%
State income taxes, net of federal benefit	6.4
Change in valuation allowance	(32.3)
IP transfer	(0.3)
Research and development tax credits	4.9
Foreign tax rate differential	0.2
Other adjustments	(0.2)
Effective income tax rate	(0.3)%

The following table presents the cash paid for income taxes, net of refunds recevied, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 (in thousands):

December 31, 2025

U.S. federal	$—
U.S. state and local
Massachusetts	13
California	1
Other *	1
Subtotal	$15
Foreign
Other	—
Total	$15

* The amount of income taxes paid during the year does not meet the five percent disaggregation threshold.

The only state or local juridiction that contributes to the majority, greater than 50%, of the tax effect  of the state and local income tax category, is Massachusetts.

The following table presents the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferrred tax liabilities at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$65,455	$29,605
Capitalized research and development	30,641	39,716
Research and development tax credits	25,737	14,292
Stock-based compensation	10,017	4,016
Royalty obligation	22,492	—
Milestone payments	46,697	442
Accruals	3,074	1,886
Other	817	901
Total deferred tax assets	204,930	90,858
Valuation allowance	(203,870)	(90,295)
Deferred tax assets, net of valuation allowance	$1,060	$563
Deferred tax liabilities:
Prepaids and other	(1,060)	(563)
Total deferred tax liabilities	(1,060)	(563)
Net deferred tax asset	$—	$—

ASC Topic 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded full valuation allowances against its domestic and foreign deferred tax assets as of December 31, 2025, because management has determined that it is more likely than not that these assets will not be realized. The valuation allowance increased by $113.6 million to $203.9 million as of  December 31, 2025, primarily due to additional net operating losses related to the U.S. and non-U.S. entities.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing several significant U.S. income tax provisions that impact the Company. Of these provisions, companies are no longer required to capitalize domestic research and development expenditures. However, foreign expenditures of this nature must continue to be capitalized and amortized over a fifteen year period. Due to the operations of the Company, the Company does not anticipate electing to accelerate the deduction for the previously capitalized domestic research and development expenditures. The Company will continue to monitor the impact of OBBBA and anticipated guidance from the U.S. Department of Treasury. The balance of previously capitalized applicable costs associated with research and development expenditures was $30.6 million as of December 31, 2025.

As of December 31, 2025, the Company had approximately $211.2 million and $210.4 million of U.S. federal and state net operating loss (“NOL”) carryforwards, respectively. As of December 31, 2024, the Company had approximately $75.5 million and $65.0 million of U.S. federal and state NOL carryforwards. The federal NOL carryforwards do not expire, but they may be limited in their usage to an annual deduction equal to 80% of annual taxable income. The state NOL carryforwards expire in 20 years, starting in 2042. The federal and state NOL carryforwards are fully offset by valuation allowances.

As of December 31, 2025 and 2024, the Company had $43.7 million and $54.2 million of foreign NOL carryforwards, respectively. The foreign NOL carryforwards are fully offset by valuation allowances. The China NOL carryforwards expire at various dates beginning in 2026 through 2028 for tax purposes, while the Hong Kong NOLs may be carried forward indefinitely for tax purposes. The Company files income tax returns in the U.S., as well as various state and foreign jurisdictions. The Company is not currently under any income tax examinations. All tax years generally remain open in each jurisdiction.

As of December 31, 2025, the Company had $24.1 million and $2.1 million in federal and state general business or research and development tax credit carryforwards. As of December 31, 2024, the Company had $13.3 million and $1.2 million in federal and state general business or research and development tax credit carryforwards. These carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. The federal and state research credit carryforwards expire in 20 years and 15 years, respectively, starting in 2036. The federal and state tax credit carryforwards are fully offset by valuation allowances.

There have been no unrecognized tax benefits since the Company’s inception. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and since inception, no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

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

14.Commitments and Contingencies

Operating Leases

The Company has entered into arrangements for leases of office space; for additional information see Note 6, Leases to these consolidated financial statements.

License Agreements

The Company entered into licenses agreement under which it is obligated to make fixed and contingent payments; for additional information see Note 8, License Agreements to these consolidated financial statements.

Royalty Obligation

The Company entered into a royalty purchase agreement under which it is obligated to make contingent payments related to future net sales and royalty income of obexelimab; for additional information see Note 9, Royalty Obligation to these consolidated financial statements.

Other Contracts

The Company has entered into agreements with certain vendors for the provision of services that the Company is not contractually able to terminate for convenience and thereby avoid any and all future obligations to the vendors. Under such agreements, the Company is contractually obligated to make certain minimum payments to the vendors, with the exact amounts in the event of termination to be based on the timing of the termination and the exact terms of the agreement. As of December 31, 2025, our total non-cancellable clinical manufacturing contract payment obligations are $17.7 million of which the full obligation is payable within 12 months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025.

Litigation and Other Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which the Company is focused. As of December 31, 2025, the Company was not subject to any material legal proceedings which would reasonably be expected to have a material adverse effect on the Company’s financial results.

15.Employee Benefit Plans

Effective June 2020, the Company adopted the Zenas BioPharma 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. As of January 1, 2025, the Company matches participant contributions pursuant to the terms of the 401(k) Plan, which contributions are limited to a percentage of the participant’s compensation contributed to the plan. For the year ended December 31, 2025, the Company made $1.0 million matching contributions to the 401(k) Plan. For the year ended December 31, 2024, the Company made a one-time contribution of $0.1 million to the 401(k) Plan.

16.Related Party Transactions

Xencor, Inc.

The Company has obtained exclusive, worldwide licenses from Xencor to research, develop, manufacture, market and sell three antibody product candidates pursuant to two license agreements. The Company has concluded that Xencor is a related party, due to the issuance of convertible preferred stock in December 2020 and April 2023. In connection with the completion of the IPO, in September 2024, all outstanding shares of preferred stock converted into shares of common stock. As of December 31, 2025, Xencor held less than 10% of shares of the Company’s outstanding common stock.

Viridian Therapeutics, Inc.

The Company has obtained a license from Viridian to research, develop, manufacture, market and sell an antibody product candidate in China. The Company has concluded that Viridian is a related party because although Fairmount Funds Management LLC owns less than 10% of shares of the Company’s outstanding common stock, they have a seat on the Board and are also a 10% or greater stockholder of Viridian and have two seats on Viridian’s board of directors. As initial consideration for this license, the Company issued 38,707 shares of its common stock to Viridian during the year ended December 31, 2020. As of December 31, 2025, Viridian held 0.1% of shares of the Company’s outstanding common stock.

Zai Lab (Hong Kong) Limited

The Company has granted a sublicense to Zai to develop, manufacture and commercialize ZB001 and related programs in greater China. The Company has concluded that Zai is a related party, as the Company’s CEO and Chairman is a member of Zai’s board of directors.

InnoCare Pharma Inc.

The Company has obtained the exclusive rights from InnoCare to develop, manufacture and commercialize three product candidates pursuant to the InnoCare License Agreement. Though InnoCare does not hold any direct controlling interest in the Company, the Company has concluded that InnoCare is a related party, due to the 5,000,000 shares of common stock issued and the 2,000,000 shares of common stock to be issued pursuant to the InnoCare License Agreement. As of December 31, 2025, InnoCare held less than 10% of shares of the Company’s outstanding common stock.

For additional information on these arrangements, please see Note 7, License and Collaboration Revenue and Note 8, License Agreements to these consolidated financial statements.

17.Segment Information

The Company manages its operations on a consolidated basis as a single reportable segment focused on the research, development and commercialization of transformative immunology-based therapies. The accounting policies of the single reportable segment are identical to those described in Note 2, Summary of Significant Accounting Policies. When evaluating the Company’s financial performance, the Company’s CODM, its Chief Executive Officer regularly reviews consolidated net loss, total expense and direct expenses by program and compared to budget. The CODM allocates resources based on the Company’s available cash resources, and forecasted expenditures on a consolidated basis, as well as an assessment of the probability of success of its research and development activities on a program basis. Segment asset information regularly provided to the CODM is consistent with that reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and investment balances. Revenue is attributed to the applicable subsidiaries based on the ownership of the license that was sold. During the years ended December 31, 2025 and 2024, $10.0 million and $5.0 million was recognized as revenue, respectively, and was attributed to Zenas HK.

The following table presents certain financial data for the Company’s reportable segments for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Revenue	$10,000	$5,000
Less:
Direct research and development expenses:[1]
Obexelimab	104,605	94,563
Orelabrutinib	7,208	—
Other programs (ZB002, ZB004, ZB021 & ZB022)	3,677	2,115
Partnered regional programs (ZB001 & ZB005)	159	6,737
Unallocated research and development[2]	43,576	31,658
General and administrative[3]	35,813	22,995
Acquired in-process research and development[4]	171,672	—
Stock-based compensation	26,347	10,821
Other segment items[5]	(5,320)	(6,901)
Segment net loss	$(377,737)	$(156,988)

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

3 General and administrative expenses primarily consist of professional fees, depreciation expense, facilities expenses as well as all other personnel costs, excluding stock-based compensation

4 Acquired in-process research and development expenses consist of an upfront payment and the respective fair values of equity consideration pursuant to the InnoCare License Agreement, for additional information see Note 8, License Agreements, to these consolidated financial statements

5 Other segment items consist of other income (expense), net and income tax provision (benefit). Other income (expense), net consists of interest income, interest expense related to the royalty obligation and realized and unrealized gains and losses on foreign currency transactions.

18.Subsequent Events

ATM Program

Since January 1, 2026, the Company completed the sales of 2,827,723 shares of common stock under the 2025 ATM Program, with an average gross sales price of $26.07 per share, resulting in proceeds of $71.5 million, net of commissions.  As of the issuance date of these financial statements, $96.8 million remained available under the 2025 ATM Program.

Senior Secured Term Loan

On March 14, 2026, the Company entered into a five-year senior secured term loan (the “Loan Agreement”) with Credit PLC (the “Collateral Agent”), BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon Advisors, LP (“Pharmakon”). The Loan Agreement provides a term loan facility of up to an aggregate principal amount of $250.0 million, subject to the achievement of certain development and commercial milestones. The term loan consists of five tranches including the initial tranche of $75.0 million drawn upon the execution of the Loan Agreement, and up to an additional $175.0 million available as future tranches.

The Term Loan bears interest at a rate of the 3-month secured overnight financing rate (subject to a 3.25% floor) plus 5.75% payable quarterly in arrears; provided that the Company may elect for 100% of the interest for the first 24 months following the first tranche funding date to be paid-in-kind without an increase in the interest rate.

The Company is required pay a funding fee equal to 1.00% or 2.00% depending on the tranche being drawn.

The Company may elect to prepay the Term Loans in whole or, subject to certain conditions, in part prior to maturity with such prepayments being subject to certain prepayment, make-whole and exit fees. The Term Loans are subject to certain mandatory prepayments, including a repayment in full of all term loans in four equal payments commencing on September 30, 2028 to the extent certain conditions are not met on or prior to June 30, 2028.

The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties. The Company is bound by certain affirmative covenants setting forth actions that are required during the term of the Loan Agreement, including a minimum liquidity covenant of $50.0 million prior to FDA approval of obexelimab.

The Company’s obligations under the Loan Agreement are secured by substantially all of its assets, including its intellectual property.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance that with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Loan Agreement

On March 14, 2026, the Company entered into the Loan Agreement with Credit PLC (the “Collateral Agent”), BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon and the guarantors party thereto. The Loan Agreement provides for up to a $250.0 million Term Loan that matures on March 27, 2031 and consists of five tranches including (1) a Tranche A Loan of $75.0 million drawn ten business days following the execution of the Loan Agreement, (2) a Tranche B Loan of $50.0 million which will be required to be drawn (and up to an additional $25.0 million that the Company may elect to draw) by no later than November 1, 2027, subject to the occurrence of the Tranche B/C Approval Condition, (3) a Tranche C Loan of $25.0 million (less any amounts elected to be (and actually) drawn under the Tranche B Loan in excess of $50.0 million) which will be available at the Company’s election, subject to the occurrence of the Tranche B/C Approval Condition, no later than April 28, 2028, (4) a Tranche D Loan of $50.0 million which will be available at the Company’s election no later than October 30, 2028, subject to the occurrence of the Tranche B/C Approval Condition and achievement of certain milestones in respect of certain net sales levels and (5) a Tranche E Loan of $50.0 million which will be available at the Company’s election no later than April 30, 2029, subject to the occurrence of the Tranche B/C Approval Condition and achievement of certain milestones in respect of net sales levels.

The Term Loan bears interest at a rate based upon an annual interest rate of 3-month secured overnight financing rate (subject to a 3.25% floor) plus 5.75% payable quarterly in arrears; provided that the Company may elect for 100% of the interest for the first 24 months following the Tranche A Loan funding date may be paid-in-kind without an increase in the interest rate.

The Company is required pay a funding fee equal to (i) 2.00% of the funding amount of the Tranche A Loan on the funding date of such loan, (ii) 2.00% of $50,000,000 of the funding amount of the Tranche B Loan on the funding date for such loan, (iii) 1.00% of any amounts in excess of $50,000,000 of the funding amount for the Tranche B Loan on the funding date for such loan, and (iv) 1.00% of each of the funding amount of the Tranche C Loan, Tranche D Loan, and Tranche E Loan on each respective funding date.

The Company may elect to prepay the Term Loans in whole or, subject to certain conditions, in part prior to the Term Loan Maturity Date with such prepayments being subject to certain prepayment, make-whole and exit fees. The Term Loans are subject to certain mandatory prepayments, including a repayment in full of all term loans in four equal payments commencing on September 30, 2028 to the extent the Tranche B/C Approval Condition is not met on or prior to June 30, 2028.

The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties. We and our subsidiaries are bound by certain affirmative covenants setting forth actions that are required during the term of the Loan Agreement, including, without limitation, certain information delivery requirements (including that consolidated financial statements delivered for and after the fiscal year ending December 31, 2026 are not subject to any qualification as to “going concern” or “scope of audit”), obligations to maintain certain insurance, and certain notice requirements. The Loan Agreement contains customary financial covenants, including (i) at all times prior to the satisfaction of the Tranche B/C Approval Condition, a minimum liquidity requirement and (ii) subject to the outstanding aggregate principal amount of Term Loans advanced under the Loan Agreement being equal to or greater than $200.0 million, a minimum trailing twelve months consolidated net revenue covenant. Additionally, we and our subsidiaries are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement, including, without limitation, (i) selling or disposing of assets, (ii) amending, modifying or waiving our rights under material agreements, (iii) consummating change in control transactions unless all amounts becoming due under the Loan Agreement are paid in full immediately upon (and concurrent with) the consummation of any such change in control transaction, (iv) incurring additional indebtedness, (v) incurring non-permitted liens or encumbrances on our or our subsidiaries’ assets, (vi) paying dividends or making any distribution or payment on or redeeming, retiring or purchasing any equity interests, (vii) making payments on subordinated indebtedness and (viii) making investments other than permitted acquisitions and permitted investments, in each case, subject to specified exceptions including, in the case of restrictions on incurrence of additional indebtedness, the ability to incur certain convertible indebtedness and enter into certain permitted royalty financing agreements. The Loan Agreement also contains certain events of default, including the following: (i) failure to pay principal, interest and other amounts when due, (ii) the breach of the covenants under the Loan Agreement, (iii) the occurrence of a material adverse change or a withdrawal event in respect of obexelimab or orelabrutinib, (iv) certain attachments of the credit parties assets and restraints on their business, (v) certain insolvency, liquidation, bankruptcy or similar events, (vi) certain cross-default of third-party indebtedness and royalty revenue contracts, (vii) the failure to pay certain judgements, (viii) material misrepresentations, (ix) the loan documents ceasing to create a valid security interest in a material portion of the collateral, (x) the occurrence of certain ERISA events and (xi) the occurrence of a default under any intercreditor agreement, in each case subject to the grace periods, cure period and thresholds as specified in the Loan Agreement. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate our obligations under the Loan Agreement (including all obligations for principal, interest and any applicable make-whole and prepayment premiums); provided that upon an event of default relating to certain insolvency, liquidation, bankruptcy or similar events, all outstanding obligations will be automatically accelerated.

Our obligations under the Loan Agreement are secured by substantially all of our assets, including our intellectual property. Certain of our subsidiaries may, from time to time after the Tranche A Closing Date, be required to guarantee our obligations under the Loan Agreement and, in connection with such guarantee, pledge substantially all of their assets, including intellectual property, to secure such guarantee.

The foregoing summary of the Loan Agreement is not complete and is qualified in its entirety by reference to the complete text of the Loan Agreement, a copy of which the Company intends to file as an exhibit to its Quarterly Report on Form 10-Q for the quarter ending March 31, 2026.

10b5-1 Plans

During our fiscal quarter ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company entered into, modified or terminated contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be included in our proxy statement with respect to our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after the end of our 2025 fiscal year and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be included in our proxy statement with respect to our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after the end of our 2025 fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement with respect to our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after the end of our 2025 fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our proxy statement with respect to our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after the end of our 2025 fiscal year and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our proxy statement with respect to our 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after the end of our 2025 fiscal year and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements.

(1)	For a list of the financial statements included herein, see the Index to the Consolidated Financial Statements on page 159 of this Annual Report on Form 10-K, incorporated into this item by reference.
(2)	Financial statement schedules have been omitted because they are either not required, not appliable or the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of Zenas BioPharma, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 16, 2024, File No. 001-42270)

3.2	Amended and Restated Bylaws of Zenas BioPharma, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on September 16, 2024, File No. 001-42270)

4.1	Specimen stock certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on September 6, 2024, File No. 333-281713).

4.2

Fourth Amended and Restated Shareholders Agreement, among the Registrant and certain of its stockholders, dated May 3, 2024 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed on September 6, 2024, File No. 333-281713).

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed on March 11, 2025, File No. 001-42270)

4.4

Registration Rights Agreement, by and between Zenas BioPharma, Inc. and InnoCare Pharma Inc., dated October 7, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 8, 2025, File No. 001-42270).

4.5

Form of Registration Rights Agreement, by and among Zenas BioPharma, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 8, 2025, File No. 001-42270).

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

10.14#†	Zenas BioPharma, Inc. Short-Term Incentive Plan (as amended).

10.15#	Zenas BioPharma, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 the Form S-8 filed on September 16, 2024, File No. 333-282151)

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

10.18#

Zenas BioPharma, Inc. 2024 Employee Stock Purchase Plan (amended and restated) (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 11, 2025, File No. 001-42270)

10.19#†	Zenas BioPharma, Inc. Non-Employee Director Compensation Policy (as amended January 1, 2026).

10.20

Zenas BioPharma, Inc. Non-Employee Director Compensation Policy (as amended July 7, 2025) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 12, 2025, File No. 001-42270)

10.21#

Amended and Restated Employment Agreement between the Registrant and Leon O. Moulder, Jr., dated September 4, 2024 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed on September 6, 2024, File No. 333-281713).

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

10.25#†	Employment Agreement between the Registrant and Lisa von Moltke, dated February 17, 2025

10.26

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 filed on September 6, 2024, File No. 333-281713).

10.27

Consulting Agreement between the Registrant and Ting Xiao, dated June 10, 2025 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 12, 2025, File No. 001-42270).

10.28+

Revenue Participation Right Purchase and Sale Agreement, by and between Zenas BioPharma, Inc. and Royalty Pharma Investments 2019 ICAV, dated September 2, 2025 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 12, 2025, File No. 001-42270).

10.29

Form of Securities Purchase Agreement, by and among Zenas BioPhama, Inc. and the investors party thereto, dated October 7, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 8, 2025, File No. 001-42270).

10.30

Subscription Agreement, by and between Zenas BioPharma, Inc. and InnoCare Pharma Inc., dated October 7, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 8, 2025, File No. 001-42270).

10.31+†	License Agreement by and between Zenas BioPharma, Inc. and InnoCare Pharma Inc., dated October 7, 2025.

10.32	Zenas BioPharma, Inc. 2026 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 15, 2025, File No. 001-42270).

10.33

Form of Non-Statutory Stock Option Agreement under the Zenas BioPharma, Inc. 2026 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 15, 2025, File No. 001-42270).

10.34

Form of Restricted Stock Unit Agreement under the Zenas BioPharma, Inc. 2026 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 15, 2025, File No. 001-42270).

10.35

Form of Global Non-Statutory Stock Option Agreement under the Zenas BioPharma, Inc. 2026 Inducement Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 15, 2025, File No. 001-42270).

10.36

Form of Global Restricted Stock Unit Agreement under the Zenas BioPharma, Inc. 2026 Inducement Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 15, 2025, File No. 001-42270).

19.1†	Insider Trading Policy.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed on September 6, 2024, File No. 333-281713).

23.1†	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for Recoupment of Incentive Compensation (Clawback) Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on March 11, 2025, File No. 001-42270).

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†	Filed herewith.
#	Indicates management contract or compensatory plan.
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

Date: March 16, 2026

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

Signature	Title	Date

/s/ Leon O. Moulder, Jr. Leon O. Moulder, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2026

/s/ Jennifer Fox Jennifer Fox	Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2026

/s/ Patricia Allen Patricia Allen	Director	March 16, 2026

/s/ James Boylan James Boylan	Director	March 16, 2026

/s/ Patrick Enright Patrick Enright	Director	March 16, 2026

/s/ Tomas Kiselak Tomas Kiselak	Director	March 16, 2026

/s/ Hongbo Lu, Ph.D. Hongbo Lu, Ph.D.	Director	March 16, 2026

/s/ Jake Nunn Jake Nunn	Director	March 16, 2026

/s/ John Orloff, M.D. John Orloff, M.D.	Director	March 16, 2026