Form 10-Q
period 2026-03-31
Zenas BioPharma, Inc.
filed 2026-05-13
CIK 1953926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, there were 63,133,377 of the registrant’s common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

●	the commercial opportunities stemming from the development of our product candidates for multiple immunology and inflammation (“I&I”) diseases;
●	our ability to develop and, if approved, ultimately commercialize our product candidates and, with partners, our other programs;
●	our ability to obtain or maintain orphan drug designation for certain of our product candidates;
●	the initiation, timing, progress, results, and cost of our development programs, and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of our clinical trials, and the period during which the results of the trials will become available;
●	the success, cost and timing of our clinical development of our product candidates;
●	our ability to establish clinical differentiation of our product candidates;
●	our ability to develop product candidates that have broad therapeutic potential;
●	our ability to utilize our business development strategy and expertise to build a balanced portfolio;
●	our ability to build our operational and commercial capabilities for supplying and marketing our products, if approved, in key markets;
●	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	the trading volume of our common stock;
●	an inability to obtain additional funding and make future royalty payments under our Revenue Participation Right Purchase and Sale Agreement (“Royalty Purchase Agreement”) with Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”);
●	an inability to obtain additional funding and make borrowings under our agreement with BioPharma Credit PLC (the “Collateral Agent”), BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon Advisors, LP (collectively, “Pharmakon”), and the guarantors party to such agreement (the “Loan Agreement”);
●	our ability to initiate, recruit and enroll patients in and conduct our clinical trials at the pace that we project;
●	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations or warnings in the label of any of our product candidates, if approved;
●	our reliance on third parties to manufacture drug substance and drug product for use in our clinical trials;

●	our ability to retain and recruit key personnel;
●	our ability to obtain and maintain adequate intellectual property rights;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	the impact of current and future healthcare reforms, including those affecting the delivery of or payment for healthcare products and services;
●	our expectations regarding federal, state and foreign regulatory requirements;
●	other governmental legislation and regulation, as well as adverse effects from a shutdown of the U.S. government;
●	our estimates of our expenses, ongoing losses, capital requirements and our needs for or ability to obtain additional financing;
●	our existing cash and the sufficiency of our existing cash and proceeds from future capital-raising efforts, if any, to fund our future operating expenses and capital expenditure requirements;
●	the potential benefits of strategic collaboration agreements;
●	our ability to identify and enter into strategic collaborations or arrangements, including potential business development opportunities and potential licensing partnerships, and our ability to attract collaborators with development, regulatory and commercialization expertise;
●	sales of our stock by us, our insiders or our stockholders;
●	our expectations regarding the time during which we will be an emerging growth company and smaller reporting company under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”);
●	general economic, industry, geopolitical and market conditions, such as military conflict or war, inflation and financial institution instability, tariffs and other trade measures, or pandemic or epidemic disease outbreaks, many of which are beyond our control;
●	additions or departures of senior management, directors or key personnel;
●	our financial performance;
●	developments and projections relating to our competitors or our industry; and
●	other risks and uncertainties, including those included in the section titled “Risk Factors.”

The forward-looking statements in this Quarterly Report may prove incorrect. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our other filings with the Securities and Exchange Commission (the “SEC”). In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and should not be unduly relied upon. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, these forward-looking statements should not be relied upon as guarantees of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual future results, levels of activity, performance and events and circumstances could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risks and uncertainties may emerge from time to time, and management cannot predict all risks and uncertainties. Except as required by applicable law, we do not undertake to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Zenas BioPharma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$500,224	$110,641
Short-term investments	216,981	232,551
Prepaid expenses and other current assets	12,959	7,979
Total current assets	730,164	351,171
Property and equipment, net	28	34
Operating lease right-of-use assets, net	1,090	1,354
Long-term investments	1,340	17,272
Other non-current assets	15,060	13,809
Total assets	$747,682	$383,640
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,944	$7,111
Accrued expenses	51,180	54,423
Operating lease liabilities, current	1,037	1,115
Total current liabilities	61,161	62,649
Long-term liabilities:
Royalty obligation	84,900	78,636
Senior secured term loan, net	72,084	—
Convertible senior notes, net	193,631	—
Operating lease liabilities, less current portion	77	211
Total long-term liabilities	350,692	78,847
Total liabilities	411,853	141,496
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 25,000,000 shares authorized and no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001 per share; 175,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; 62,383,377 and 54,485,518 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6	5
Additional paid-in capital	1,182,315	1,007,331
Accumulated other comprehensive loss	(377)	(64)
Accumulated deficit	(846,115)	(765,128)
Total stockholders’ equity	335,829	242,144
Total liabilities and stockholders’ equity	$747,682	$383,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended March 31,
	2026	2025
Revenue:
License and collaboration revenue	$—	$10,000
Total revenue	—	10,000
Operating expenses:
Research and development	60,439	34,915
General and administrative	16,911	12,415
Total operating expenses	77,350	47,330
Loss from operations	(77,350)	(37,330)
Other income (expense), net:
Interest expense on royalty obligation	(6,263)	—
Interest expense on senior secured term loan	(368)	—
Interest income	3,018	3,394
Other (expense) income, net	(24)	158
Total other income (expense), net	(3,637)	3,552
Loss before income taxes	(80,987)	(33,778)
Income tax provision (benefit)	—	(205)
Net loss	$(80,987)	$(33,573)
Net loss per share - basic and diluted	$(1.46)	$(0.80)
Weighted-average common stock outstanding - basic and diluted	55,624,631	41,800,802
Comprehensive loss:
Net loss	$(80,987)	$(33,573)
Other comprehensive income (loss):
Unrealized (loss) gain on investments	(341)	12
Foreign currency translation adjustment	28	(65)
Comprehensive loss	$(81,300)	$(33,626)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2025	54,485,518	$5	$1,007,331	$(64)	$(765,128)	$242,144
Exercises of common stock options	25,767	—	367	—	—	367
Stock-based compensation expense	—	—	9,195	—	—	9,195
Purchases of common stock under the Employee Stock Purchase Plan	44,369	—	592	—	—	592
Issuance of common stock from ATM offering, net of underwriting commissions and other offering costs	2,827,723	—	71,186	—	—	71,186
Issuance of common stock from equity offering, net of underwriting commissions and other offering costs	5,000,000	1	93,644	—	—	93,645
Unrealized loss on investments	—	—	—	(341)	—	(341)
Foreign currency translation adjustment	—	—	—	28	—	28
Net loss	—	—	—	—	(80,987)	(80,987)
Balance as of March 31, 2026	62,383,377	$6	$1,182,315	$(377)	$(846,115)	$335,829

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

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(80,987)	$(33,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6	23
Loss on disposal of property and equipment	—	107
Net amortization of premiums and accretion of discounts on investments	(110)	(382)
Non-cash interest expense on royalty obligation	6,263	—
Non-cash interest expense on senior secured term loan	34	—
Stock-based compensation expense	9,195	5,386
Non-cash lease expense	264	246
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(6,482)	(353)
Accounts payable	1,795	2,882
Accrued expenses	(4,963)	(11,165)
Operating lease liabilities	(211)	(222)
Net cash used in operating activities	(75,196)	(37,051)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(18)
Purchases of investments	(76,520)	(99,114)
Proceeds from sales and maturities of investments	108,133	12,858
Net cash provided by (used in) investing activities	31,611	(86,274)
Cash flows from financing activities:
Payments of other offering costs for the ATM offering	(38)	—
Payments of debt issuance costs	(474)	—
Proceeds from exercise of stock options	367	99
Proceeds from issuance of common stock under employee stock purchase plan	592	—
Proceeds from issuance of common stock under ATM offering, net of commissions	71,532	—
Proceeds from issuance of common stock in connection with an equity offering, net of underwriting discounts and commissions	94,000	—
Proceeds from senior secured term loan, net of discount	73,500	—
Proceeds from the issuance of convertible senior notes, net of commissions	194,000	—
Net cash provided by financing activities	433,479	99
Effect of exchange rate changes on cash and cash equivalents	(311)	(52)
Net increase (decrease) in cash and cash equivalents	389,583	(123,278)
Cash and cash equivalents at beginning of period	110,641	319,832
Cash and cash equivalents at end of period	$500,224	$196,554

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained under operating lease arrangements	$—	$445
Deferred offering costs and debt issuance costs in accounts payable and accrued expenses	$1,758	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company’s condensed consolidated financial statements include the accounts of its wholly owned subsidiaries which include Zenas BioPharma (HK) Limited (“Zenas HK”), Zenas BioPharma (USA) LLC, Shanghai Zenas Biotechnology Co. Limited, Zenas BioPharma Securities Corp., Zenas BioPharma GmbH and Zenas BioPharma B.V.

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

The Company’s capital to date has been generated primarily with proceeds received through the sale and issuance of preferred stock, convertible senior notes, the sale of common stock from its initial public offering (“IPO”), private and public equity offerings (please see Note 10, Common Stock, to these unaudited condensed consolidated financial statements), as well as from payments received under the Company’s license, collaboration and royalty purchase agreements (please see Note 7, License and Collaboration Revenue and Note 9, Royalty Obligation, to these unaudited condensed consolidated financial statements) and the senior secured term loan with Pharmakon Advisors, LP (“Pharmakon”) (please see Note 6, Long-Term Obligations, to these unaudited condensed consolidated financial statements”).

The Company has not generated any revenue from product sales since inception, and its product candidates currently under development will require significant additional research and development efforts, including extensive clinical testing and regulatory approval prior to commercialization.

The Company has incurred operating losses and negative cash flows, since its inception, including net losses of $81.0 million and $33.6 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had an accumulated deficit of $846.1 million. Management expects operating losses and negative operating cash flows to continue for the foreseeable future.

During the first quarter of 2026, the Company alleviated the uncertainty associated with its ability to continue as a going concern through the execution of its senior secured term loan, the issuance of convertible senior notes and the concurrent equity offering, see Note 6, Long – Term Obligations and Note 10 – Common Stock to these unaudited condensed consolidated financial statements. The Company expects that its existing cash, cash equivalents and investments of $718.5 million as of March 31, 2026, will be sufficient to fund its operating and capital expenditures for at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements.

2.Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2, Summary of Significant Accounting Policies, in the audited consolidated financial statements for the year ended December 31, 2025, and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 16, 2026. Since the date of those financial statements, other than disclosed herein, there have been no material changes to the Company’s significant accounting policies.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026, and the results of operations and its cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as filed with the SEC, on March 16, 2026.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosures. The Company bases its estimates on historical experience, known trends and other market-specific factors or other relevant factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis using such factors and adjusts those estimates and assumptions as facts and circumstances dictate. Actual results may differ from those estimates or assumptions. Significant estimates in these unaudited condensed consolidated financial statements include estimates made in connection with accrued research and development expenses, stock-based compensation, valuations of embedded features within its senior secured term loan and the liability related to the sale of future royalties including the estimation of future payments and the related non-cash interest expense.

Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgement. As of the date of the issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgements or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

Embedded Derivative Financial Instruments

The Company evaluates its financial instruments, including its convertible senior notes and senior secured term loan to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815 “Derivatives and Hedging.” ASC 815 generally provides three criteria that, if met, require companies to bifurcate embedded features from their host instruments and account for them as free-standing derivative financial instruments. The three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative would be considered a derivative instrument.

If liability accounting is required, the Company’s derivative instruments are recorded at fair value with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt using the straight-line method.

Convertible Instruments

When the Company issues debt with a conversion feature, in accordance with ASC 815, “Derivatives and Hedging” it must first assess whether the conversion feature meets the requirements to be treated as a derivative. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both (a) indexed to its own stock; and (b) classified in stockholders’ equity in its balance sheet.

Debt and Debt Issuance Costs

Debt issuance costs and expenses paid by the Company to its lenders are presented on the unaudited condensed consolidated balance sheet as a direct deduction from the related liability. Debt issuance costs represent costs that are paid directly to third parties and directly attributable to the issuance of a debt or equity instrument, which includes lender fees, legal expenses and other direct costs. These costs are amortized as a non-cash component of interest expense using the effective interest method over the term of the debt. Costs and discounts are presented as a reduction of the related debt in the accompanying balance sheet if related to the issuance of debt or presented as a reduction of additional paid in capital if related to the issuance of an equity instrument.

Recently Adopted Accounting Standards

In September of 2025, the FASB issued ASU 2025-07: Derivates and Hedging (ASC 815) and Revenue from Contracts with Customers (ASC 606). This ASU expands the scope exceptions in the derivative guidance to exclude certain non-exchange-trade contracts with underlyings based on the operations or activities of one of the parties to the contract, including the occurrence or nonoccurrence of an event specific to those operations or activities. The ASU also clarifies that share-based noncash consideration received from a customer in exchange for goods or services should be accounted for as noncash consideration under ASC 606 unless and until the entity’s rights to receive or retain such consideration becomes unconditional. The Company early adopted the ASU at the beginning of fiscal year 2026, using the prospective method. The adoption of this new accounting standard was applied to the evaluation of the senior secured term loan that was executed during the first quarter.

Recent Accounting Pronouncements

In November 2024, the FASB issued 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires entities to disclose additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively to the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its unaudited condensed consolidated financial statements and related disclosures.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its unaudited condensed consolidated financial statements or disclosures.

3.Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	As of March 31, 2026
Description	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Cash	$454,062	$454,062	$—	$—
Money market funds	46,162	46,162	—	—
Short-term investments:
Commercial paper	4,952	—	4,952	—
Corporate debt securities	53,212	—	53,212	—
Government securities	158,817	158,817	—	—
Long-term investments:
Corporate debt securities	1,340	—	1,340	—
Total assets	$718,545	$659,041	$59,504	$—

	As of December 31, 2025
Description	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Cash	$13,038	$13,038	$—	$—
Money market funds	97,603	97,603	—	—
Short-term investments:
Commercial paper	5,959	—	5,959	—
Corporate debt securities	44,299	—	44,299	—
Government securities	182,293	182,293	—	—
Long-term investments:
Corporate debt securities	1,467	—	1,467	—
Government securities	15,805	15,805	—	—
Total assets	$360,464	$308,739	$51,725	$—

There have been no material impairments of the Company’s assets measured and carried at fair value as of March 31, 2026 and December 31, 2025. In addition, there have been no changes in valuation techniques as of March 31, 2026 and December 31, 2025. The fair value of Level 1 instruments classified as money market funds and government securities are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as short-term investments was determined using other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date and fair value is determined using models or other valuation methodologies.  During the three months ended March 31, 2026 and year ended December 31, 2025, there were no transfers between levels.

The short and long-term investments are classified as available-for-sale securities. As of March 31, 2026, the remaining contractual maturities of the available-for-sale securities were 1 to 13 months, and the balance in the Company’s accumulated other comprehensive income was comprised of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2026 and 2025. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same period. The Company had a limited number of available-for-sale securities in insignificant loss positions as of March 31, 2026, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of amortized cost for the investment maturity.

The following table summarizes the available-for-sale securities (in thousands):

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,957	$—	$(5)	$4,952
Corporate debt securities	54,618	5	(71)	54,552
Government securities	158,900	12	(95)	158,817
Total	$218,475	$17	$(171)	$218,321

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$5,957	$2	$—	$5,959
Corporate debt securities	45,740	28	(2)	45,766
Government securities	197,939	162	(3)	198,098
Total	$249,636	$192	$(5)	$249,823

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above.

4.Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Clinical trial deposits	$14,535	$12,882
Deferred offering costs	439	709
Other	86	218
Total other assets	$15,060	$13,809

5.Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
External research, development and manufacturing expenses	$41,779	$38,855
Employee compensation and benefits	5,618	13,080
Professional and consultant fees	2,729	1,500
Income taxes payable	118	118
Other	936	870
Total accrued expenses	$51,180	$54,423

6.Long – Term Obligations

Senior Secured Term Loan

In March 2026, the Company entered into the Loan Agreement with the Collateral Agent, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon and the guarantors party thereto. The Loan Agreement provides for a five-year senior secured term loan, which matures on March 27, 2031 (“Term Loan Maturity Date”), for up to $250.0 million and consists of five tranches (collectively, the “Term Loans”). Two of the tranches are committed tranches: (i) Tranche A in an aggregate of $75.0 million, which was funded on the date the Loan Agreement was executed; and (ii) Tranche B in an aggregate of $50.0 million (and up to an additional $25.0 million that the Company may elect to draw), which is available until November 1, 2027, subject to the occurrence of certain approval conditions (the “Tranche B/C Approval Condition”).

Three of the tranches may be drawn upon at the discretion of the Company: (i) Tranche C in an aggregate of $25.0 million (less any amounts elected to be (and actually) drawn under Tranche B in excess of $50.0 million), which is available until April 28, 2028; (ii) Tranche D in an aggregate of $50.0 million, which is available until October 30, 2028; and (iii) Tranche E in an aggregate of $50.0 million, which is available until April 30, 2029. Tranche C through E are subject to the occurrence of certain approval conditions and achievements of certain milestones in respect of certain net sales levels.

The Loan Agreement bears interest at annual interest rate of 3-month secured overnight financing rate (“SOFR”) subject to a 3.25% floor, plus 5.75% payable quarterly in arrears. The Company may elect for 100% of the interest for the first 24 months following the Tranche A Loan funding date to be paid-in-kind without an increase in the interest rate.

The Company is required to pay a funding fee equal to (i) 2.00% of the funding amount of the Tranche A on the funding date of such loan, (ii) 2.00% of $50,000,000 of the funding amount of the Tranche B on the funding date for such loan, (iii) 1.00% of any amounts in excess of $50,000,000 of the funding amount for the Tranche B on the funding date for such loan, and (iv) 1.00% of each of the funding amount of the Tranche C, Tranche D, and Tranche E on each respective funding date.

The Company paid the funding fee of $1.5 million for Tranche A as of March 31, 2026.

The Company’s obligations under the Loan Agreement are secured by substantially all of its assets, including its intellectual property, and are guaranteed by certain of its subsidiaries, each of which has pledged substantially all of their assets, including intellectual property, to secure such guarantee. The Company is also obligated to maintain a liquidity of not less than $50.0 million, immediately following the Tranche A closing date and until the satisfaction of the Tranche B/C Approval Condition.

The Company determined that all of the embedded features identified in the Loan Agreement were either clearly or closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s condensed consolidated financial statements.

The Company received net proceeds of $73.0 million after deducting discounts and debt issuance costs as of March 31, 2026. No repayment of principal or payment of interest was made during the three months ended March 31, 2026.

The following table reflects the Company’s senior secured term loan as of March 31, 2026 (in thousands):

March 31,
2026
Outstanding principal balance	$75,000
Unamortized debt discounts and issuance costs	(2,916)
Carrying value	$72,084

The carrying value of the outstanding liability, which bears a variable interest rate indexed to the 3-month SOFR, approximates fair value as it reprices when market interest rates change and represents a Level 2 measurement within the fair value hierarchy.

The Company incurred $2.9 million of debt discounts and issuance costs, which were capitalized and deferred when incurred and subsequently amortized over the term of the Loan Agreement. The effective interest rate of the Loan Agreement, including the amortization of the debt issuance cost was 11.06% for the three months ended March 31, 2026. Interest expense in relation to the Loan Agreement, including amortization of debt discounts and issuance costs amortization is as follows (in thousands):

March 31,
2026
Cash interest expense	$334
Amortization of debt discounts and issuance costs	34
Total interest expense	$368

Pursuant to the Loan Agreement, each tranche may be voluntarily prepaid at any time, in whole or subject to certain conditions, in part, prior to the Term Loan Maturity Date. Prepayments are subject to an amount equal to the sum of all interest that would have been accrued and payable from such date of prepayment through the second year anniversary of each respective tranche’s closing date on the amount of principal prepaid, using an interest rate in effect on such date.

Pursuant to the Loan Agreement, each tranche has a required prepayment premium, in an amount equal to the product of the amount of any prepaid principal, multiplied by: (i) if prepayment occurs prior to the third year anniversary of each respective tranche’s closing date, 3%; (ii) if prepayment occurs on or after the third year anniversary of each respective tranche's closing date but prior to the fourth year anniversary of each respective tranche's closing date, 2%; and (iii) if prepayment occurs on or after the four year anniversary of each respective tranche’s closing date but prior to the Term Loan Maturity Date, 1%.

Pursuant to the Loan Agreement, each tranche has a required exit consideration fee, with respect to any prepayment, repayment or as a result of the acceleration of maturity, an amount equal to the product of the amount of principal prepaid or repaid, multiplied by 1% to 2% based on the specific tranche. The Loan Agreement requires repayment in full of all term loans in four equal payments commencing on September 30, 2028 to the extent the Tranche B/C Approval Condition is not met on or prior to June 30, 2028.

The Loan Agreement contains customary prepayment fees and provisions, events of default, including a material adverse change to the Company, and representations, warranties and covenants, including financial covenants. The financial covenants include (i) at all times prior to the satisfaction of the Tranche B/C Approval Condition, a minimum liquidity requirement and (ii) subject to the outstanding aggregate principal amount of Term Loans advanced under the Loan Agreement being equal to or greater than $200.0 million, a minimum trailing twelve months consolidated net revenue covenant.

As of March 31, 2026, the Company was in compliance with its debt covenants under the Loan Agreement.

Convertible Senior Notes

In March 2026, the Company issued an aggregate principal amount of $200.0 million of 2.50% convertible senior notes due 2032 (the “Convertible Notes”) with multiple individual investors (the “Holders”) in an underwritten public offering. The Convertible Notes were issued pursuant to, and are governed by, an indenture (the “Base Indenture”), dated March 31, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture (the “Supplemental Indenture,” and the Base Indenture, as supplemented by the Supplemental Indenture, the “Indenture”), dated as of March 31, 2026, between the Company and the Trustee.

The Convertible Notes are general, unsecured, senior obligations of the Company. The Convertible Notes bear interest at 2.50% per annum, to be paid semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2026. In addition, special interest will accrue on the notes upon the occurrence of certain events relating to the Company’s failure to file certain reports with the SEC as provided in the Indenture. The Convertible Notes mature on April 1, 2032 (the “Convertible Notes Maturity Date”), unless earlier converted, redeemed or repurchased by the Company.

The Holders may convert their notes into shares of common stock, at their option only in the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2026; if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sales price per share of the common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions of the Company’s common stock; (iv) if the Company calls such notes for redemption; and (v) at any time from, and including January 1, 2032 until the close of business on the scheduled trading day immediately before the  Convertible Notes Maturity Date.

The Convertible Notes are redeemable, in whole or in part, subject to certain limitations, at the Company’s option any time and from time to time, on or after April 8, 2030 and on or before the twenty-sixth scheduled trading day immediately before the Convertible Notes Maturity Date, at a cash redemption price equal to the principal amount of Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice.  However, the Company may not redeem less than all of the outstanding Convertible Notes unless at least $75.0 million aggregate principal amount of the Convertible Notes are outstanding and not called for redemption. In addition, calling any note for redemption will constitute a Make-Whole Fundamental Change, in which case the conversion rate applicable to the conversion of the note will be increased in certain circumstances if it is converted after it is called for redemption.

The initial conversion rate is 37.7358 shares of common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $26.50 per share, and is subject to adjustment as described in the indenture.  However, if a fundamental change occurs, generally a change of control, merger, consolidation, asset sale or similar transaction, takes place prior to April 1, 2030, and it results in the Convertible Notes immediately being due, the noteholders may be entitled to an increase in the conversion rate (“Make-Whole Rate”). The amount of the increase is determined pursuant to the contractual make-whole table based on the effective date of the transaction. No increase in the conversion rate will be provided if the stock price used to determine the adjustment is greater than $160.00 per share or less than $20.00 per share of common stock and the conversion rate as increased to the Make-Whole provision will not exceed 50.00 shares of common stock per $1,000 principal amount of the Convertible Notes.

The Company will settle conversions by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. If the Company elects to deliver cash or a combination of cash and shares of its common stock, then the consideration due upon conversion will be determined over a period consisting of 25 volume-weighted average price (“VWAP”) trading days.

The Convertible Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC Subtopic 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 81-40, to qualify for equity classification (or non-bifurcation, if embedded), the instrument (or embedded feature) must be both (i) indexed to the issuer’s stock and (ii) meet the requirements of the equity classification guidance. Based upon our analysis, it was determined that the Convertible Notes do contain embedded features indexed to our common stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and, also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds from the issuance of the Convertible Notes were recorded as a liability.

The Company incurred issuance costs related to the Convertible Notes of $6.4 million, which was recorded as debt issuance costs and were included as a reduction to the Convertible Notes on the unaudited condensed consolidated balance sheet. The debt issuance costs are amortized to interest expense using the effective interest rate method over the term of the Convertible Notes, resulting in an effective interest rate of 3.07% as of March 31, 2026.

The outstanding balance of the Convertible Notes consisted of the following as of March 31, 2026 (in thousands):

March 31,
2026
Outstanding principal balance	$200,000
Unamortized commissions and offering costs	(6,369)
Carrying value	$193,631

The carrying value of the convertible notes approximates the fair value and was determined based on the actual last traded price of the underlying shares of common stock and represents a Level 1 measurement within the fair value hierarchy.

For the three months ended March 31, 2026, no interest expense was recognized.

The indenture contains customary events of default and covenants, including (i) certain payment defaults on the notes (ii) a default by the Company in its other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (iii) certain defaults by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $30,000,000; (iv) certain final judgments being rendered against the Company or any of its significant subsidiaries for the payment of at least $30,000,000, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (v) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its significant subsidiaries.

As of March 31, 2026, the Company was in compliance with its covenants under the Indenture.

7.License and Collaboration Revenue

License and Collaboration Agreement with Bristol-Myers Squibb

In August 2023, the Company entered into a license and collaboration agreement (the “BMS Agreement”) with Bristol-Myers Squibb (“BMS”), under which the Company granted BMS an exclusive license to (i) develop, manufacture (subject to the Company’s rights to be the exclusive manufacturer for BMS for a certain period of time), commercialize or otherwise exploit obexelimab and any biological product (irrespective of presentations, formulations or dosages) containing obexelimab but not any of the Company’s other proprietary active ingredient (the “BMS Product”) into Japan, South Korea, Taiwan, Singapore, Hong Kong and Australia (collectively, the “BMS Territory”) and (ii) develop and manufacture obexelimab and the BMS Product outside the BMS Territory provided that obexelimab and the BMS Product are solely used in the BMS Territory.

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

The Company will continue to perform and oversee the ongoing Phase 3 trial of obexelimab in the immunoglobulin G4-related disease (“IgG4-RD”) indication and BMS will participate in the performance of the study. BMS will fund their pro rata share of the total global study costs up to a specified percentage of the patients enrolled in the study from the BMS Territory. Should the percentage of patients from the BMS Territory fall below the specified percentage, BMS’s funding would proportionately decrease. The global development activities under the agreement do not represent a transaction with a customer and reimbursement payments received by the Company for global development activities are accounted for as a reduction of the related research and development expenses.

As of March 31, 2026 and 2025, the Company recorded $1.1 million and $1.7 million, respectively, as a receivable included in prepaid expenses and other current assets, as a reduction to research and development expense for global development costs to be reimbursed by BMS. The Company did not recognize revenue related to the BMS Agreement during the three months ended March 31, 2026 and 2025.

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

Pursuant to the Zai License Agreement, Zai paid the Company a one-time non-refundable upfront cash payment of $10.0 million. The Company is entitled to receive further development, regulatory and sales milestones from Zai up to approximately $117.0 million if certain milestones are successfully achieved, with passthrough obligations of $21.0 million due to Viridian Therapeutics, Inc. (“Viridian”). The Company is also eligible to receive tiered royalties on net sales in greater China, ranging from the low to mid-single digits, net of passthrough obligations due to Viridian.

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

As of March 31, 2026 and 2025, no milestones were achieved or deemed probable of achievement.

8.License Agreements

License Agreements with Xencor, Inc.

2020 Xencor Agreement

In September 2020, the Company entered into a license agreement (the “2020 Xencor Agreement”) with Xencor, Inc. (“Xencor”), under which the Company is required to pay Xencor tiered royalties on annual net sales of successfully commercialized products, including ZB002 and ZB004. The royalty percentage rates vary by geographic areas as defined in the 2020 Xencor Agreement and range from the mid-single digits to mid-teens. The Company is also obligated to reimburse Xencor for third-party costs incurred for certain patent filings, prosecution and maintenance as further specified in the 2020 Xencor Agreement. During the three months ended March 31, 2026 and 2025, the Company did not incur any such reimbursable costs.

2021 Xencor Agreement

In May 2021, the Company entered into a license agreement with Xencor (the “2021 Xencor Agreement”), under which the Company obtained an exclusive, royalty-bearing, sublicensable worldwide license to research, develop, manufacture, market and sell obexelimab. The Company is obligated to make regulatory milestone payments up to $75.0 million, including $10.0 million for FDA marketing authorization submission and $20.0 million for marketing approval, and one-time sales milestone payments up to $385.0 million upon achieving milestone events of net sales in a given calendar year in the territory equal to certain threshold amounts. In addition, the Company is required to pay Xencor tiered royalties on annual net sales of successfully commercialized products utilizing obexelimab, with the royalty percentages varying based on regions and ranging from the mid-single digits to the mid-teens.

For the three months ended March 31, 2026 and 2025, the Company did not record any reimbursable patent-related costs.

License Agreement with Viridian Therapeutics, Inc.

In October 2020, the Company entered into a license agreement with Viridian (the “Viridian Agreement”) to obtain an exclusive, royalty-bearing, sublicensable license to research, develop, manufacture, market and sell certain antibody product candidates based on Viridian’s proprietary technology. The Company’s license rights are limited to non-oncology indications and are limited to China, Hong Kong, Macau and Taiwan (“Zenas Territories”). The Viridian Agreement, as amended, obligates the Company to make payments to Viridian, totaling $21.0 million, based on achievement of certain specified development and sales milestones, and royalties on net sales.

In January 2025, the Company entered the Zai License Agreement under which the Company granted Zai an exclusive sublicense to develop, manufacture and commercialize ZB001 and related programs in greater China. In connection with the Zai License Agreement, the Company assigned the Viridian Supply Agreement to Zai. For additional information on the Zai License Agreement, please see License Agreement with Zai Lab (Hong Kong) Limited in Note 7 – License and Collaboration Revenue to these unaudited condensed consolidated financial statements.

During the three months ended March 31, 2026 and 2025, the Company recognized no expense related to Viridian contract manufacturing organization (“CMO”) costs. Viridian has agreed to reimburse the Company for certain services the Company performs on Viridian’s behalf, with reimbursements being recorded as a reduction in research and development expenses. During the three months ended March 31, 2026, the Company did not incur any reimbursable expenses. During the three months ended March 31, 2025, the Company recorded $0.1 million in reimbursable expenses. Additionally, during the three months ended March 31, 2026 and 2025, the Company did not achieve any milestones.

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

The Company is also required to make an additional one-time non-refundable cash payment of $25.0 million and issue an additional 2,000,000 shares of common stock to InnoCare upon the initiation of Zenas’ Phase 3 clinical trial for orelabrutinib in any indication other than primary progressive MS, or by March 31, 2026, upon the occurrence of certain specified events, whichever comes first (the “Near-term Milestone”). In addition, the Company has agreed to make one-time, potential near-term milestone payments of $20.0 million each, upon the achievement of certain regulatory milestones for ZB021 and ZB022 (the “Regulatory Milestones”).

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

Under the InnoCare License Agreement, the Company was obligated to reimburse InnoCare for certain clinical trial startup costs and Investigational New Drug (“IND”) enabling activities which were incurred prior to and after the effective date of the agreement. During the three months ended March 31, 2026, the Company incurred $1.2 million of expense, of which $0.8 million was paid to InnoCare related to the acquired programs.

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

The following table shows the activity within the liability account of the arrangement (in thousands):

Period from inception to March 31, 2026
Amount
Proceeds from royalty obligation	$75,000
Issuance costs	(3,691)
Interest expense related to royalty obligation	13,591
Royalty obligation as of March 31, 2026	$84,900
Effective interest rate	32.3%

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

In October 2025, the Company entered into a sales agreement with Jefferies under which the Company could, from time to time, issue and sell shares of its common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more at-the-market equity offerings (“2025 ATM Program”). The Company’s common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. For the three months ended March 31, 2026, the Company sold 2,827,723 shares of common stock under the 2025 ATM Program, with proceeds of $71.5 million, net of commissions. As of March 31, 2026, $96.8 million remained available under the 2025 ATM Program.

In October 2025, the Company entered into a securities purchase agreement for a private placement in public entity (“PIPE”) (the “PIPE Purchase Agreement”), pursuant to which the Company sold (i) 6,262,112 shares of common stock to certain institutional and accredited investors at a price of $19.00 per share and (ii) 48,918 shares of common stock to certain directors and officers of the Company at a price of $20.85 per share. The net proceeds from the PIPE offering, after deducting placement agent fees and other offering costs were $111.8 million.

In March 2026, the Company completed a follow-on equity offering under which it issued and sold 5,000,000 shares of common stock at a public offering price of $20.00 per share. Total proceeds for the follow-on offering were approximately $100.0 million, before deducting commissions and estimated offering costs of $6.4 million payable by the Company.

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there are no cumulative voting rights.

The Company has reserved the following shares of common stock for the potential conversion of outstanding stock options, restricted stock units (“RSUs”) and employee stock purchase plan:

	March 31, 2026	December 31, 2025
Options to purchase common stock	10,988,118	10,675,615
Remaining shares reserved for future issuance	3,749,943	431,863
RSUs	667,600	599,675
Employee stock purchase plan	1,273,608	773,122
Common stock reserved under convertible senior notes[1]	11,500,000	—
Total	28,179,269	12,480,275

1 Represents a maximum conversion rate of 50.0000 shares of common stock per $1,000 principal amount of notes.

11.Stock-Based Compensation

2020 Plan

In August 2020, the Company’s sole director adopted the 2020 Equity Incentive Plan (the “2020 Plan”). Upon effectiveness of the 2024 Plan (as defined below), the Company ceased granting additional awards under the 2020 Plan and the remaining available shares for future grants were transferred to the 2024 Plan. The 2020 Plan allowed the Company to grant stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards to employees, officers, directors and consultants of the Company and its subsidiaries. As of March 31, 2026, 3,203,773 shares of stock options were issued and outstanding under the 2020 Plan.

2024 Plan

In September 2024, the Company’s board of directors (the “Board”) adopted the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The 2024 Plan provides for the award of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, unrestricted stock, restricted stock units and other stock-based awards.

The number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025 through January 1, 2034, by the number of shares equal to the lesser of (i) five percent of the aggregate number of shares of common stock outstanding as of such date, and (ii) a number of shares as may be determined by the Board on or prior to such date. On January 1, 2026, the number of shares of common stock available for issuance under the Company’s 2024 Plan increased to 3,156,138. As of March 31, 2026, 3,208,418 shares of common stock were available for issuance under the 2024 Plan.

2026 Inducement Plan

In December 2025, the Company’s Board adopted the 2026 Inducement Plan (the “2026 Inducement Plan”), which became effective December 10, 2025. The 2026 Inducement Plan provides for awards of non-qualified stock options and other awards under the 2026 Inducement Plan to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering the employment of the Company. The grants constitute “employment inducement grants” in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and are issued outside of the 2024 Plan. The inducement grants include non-statutory options to purchase shares of the Company’s common stock and RSUs. The inducement grants have terms and conditions consistent with those set forth in the 2024 Plan and vest under the same respective vesting schedules as stock options and RSUs granted under the 2024 Plan. The Company initially reserved 1,000,000 shares of common stock for the issuance of awards under the 2026 Inducement Plan. As of March 31, 2026, 541,525 shares of common stock were available for issuance under the 2026 Inducement Plan.

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

From time to time, the Company grants equity awards to newly hired employees as an inducement to enter into employment with the Company. The grants constitute "employment inducement grants" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and are issued outside of the 2024 and 2026 Plans (the “Individual Inducement Grants”). The Individual Inducement Grants include non-statutory stock options to purchase shares of the Company's common stock and RSUs. The Individual Inducement Grants are granted under individual inducement agreements and have terms and conditions consistent with those set forth under the 2024 Plan and vest under the same respective vesting schedules as stock option awards granted under the 2024 Plan. The Individual Inducement Grants are included in the stock option award tables below. As of March 31, 2026, the Company granted 1,062,000 non-statutory stock options as Individual Inducement Grants, which were awarded during the year ended December 31, 2025.  The Company did not grant any stock options or RSUs as Individual Inducement Grants during the three months ended March 31, 2026.

The following table presents a summary of the Company’s stock option activity and related information:

	Number of Shares	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2025	10,675,615	$13.46	8.60	$243,979
Granted	371,400	$22.68
Exercised	(25,767)	$14.24		$226
Forfeited or cancelled	(33,130)	$13.24
Outstanding - March 31, 2026	10,988,118	$13.77	8.40	$68,892
Options vested and exercisable as of March 31, 2026	3,795,031	$12.33	7.79	$27,393
Options vested and expected to vest as of March 31, 2026	10,988,118	$13.77	8.40	$68,892

The aggregate intrinsic value of the stock options outstanding is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those stock options that had an exercise price lower than the fair value of the Company’s common stock as of the measurement date of March 31, 2026.

Restricted Stock Units

The Company has granted RSUs that are subject to time-based vesting conditions, that vest equally over four years, assuming continued employment. RSUs with time-based vesting conditions are valued on the grant date using the grant date market value price of the underlying shares of the Company’s common stock. The Company did not grant any RSU’s in 2024. The following table summarizes the Company’s RSU activity:

	Number of Shares	Weighted - Average Grant Date Fair Value
Unvested as of December 31, 2025	599,675	$14.23
Granted	87,075	$25.41
Vested	—	$—
Forfeited	(19,150)	$12.10
Unvested as of March 31, 2026	667,600	$15.75

No RSUs vested during the three months ended March 31, 2026.

As of March 31, 2026, unrecognized stock-based compensation expense was $80.3 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The Company recognized stock-based compensation expense related to the issuance of equity awards to employees and directors in the unaudited condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$3,096	$1,581
General and administrative	6,099	3,805
Total stock-based compensation expense	$9,195	$5,386

Employee Stock Purchase Plan

In September 2024, the Board adopted the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The number of shares of common stock available under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2025 through January 1, 2034, by the number of shares equal to the lesser of (i) one percent of the aggregate number of shares of common stock outstanding as of such date, and (ii) a number of shares as may be determined by the Board on or prior to such date, up to a maximum of 1,000,000 shares in the aggregate per year. On January 1, 2026, the number of shares of common stock authorized for issuance under the ESPP increased to 1,317,977. As of March 31, 2026, 1,273,608 shares were available for future issuance under the ESPP.  There were 44,369 shares issued under the ESPP during the three months ended March 31, 2026.

12.Net Loss Per Share

The Company’s potentially dilutive securities, which include stock options, RSUs, convertible senior notes, and the 2,000,000 shares of common stock to be issued to InnoCare, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following shares from the computation of diluted net loss as of March 31, 2026 and 2025 because including them would have had an anti-dilutive effect:

	March 31,
	2026	2025
Options to purchase common stock	10,988,118	8,670,569
Unvested RSUs	667,600	—
Common stock to be issued to InnoCare	2,000,000	—
Shares of common stock underlying convertible senior notes outstanding[1]	7,547,160	—

1 Represents conversion rate, as of March 31, 2026, of 37.7358 shares of common stock per $1,000 principal amount of notes.

13.Commitments and Contingencies

Other Contracts

The Company has entered into agreements with certain vendors for the provision of services that the Company is not contractually able to terminate for convenience and thereby avoid any and all future obligations to the vendors. Under such agreements, the Company is contractually obligated to make certain minimum payments to the vendors, with the exact amounts in the event of termination to be based on the timing of the termination and the exact terms of the agreement. As of March 31, 2026, our total non-cancellable clinical manufacturing contract payment obligations are $19.7 million of which the full obligation is payable within 12 months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its unaudited condensed consolidated financial statements as of March 31, 2026.

Litigation and Other Proceedings

The Company may periodically become subject to legal proceedings and claims arising in the ordinary course of business. As of March 31, 2026, the Company was not subject to any material legal proceedings which would reasonably be expected to have a material adverse effect on the Company’s financial results.

14.Related Party Transactions

Xencor, Inc.

The Company has obtained exclusive, worldwide licenses from Xencor to research, develop, manufacture, market and sell three antibody product candidates pursuant to two license agreements. The Company has concluded that Xencor is a related party, due to the issuance of convertible preferred stock in December 2020 and April 2023. In connection with the completion of the IPO, in September 2024, all outstanding shares of preferred stock converted into shares of common stock. As of March 31, 2026, Xencor held less than 10% of the shares of the Company’s outstanding common stock.

Viridian Therapeutics, Inc.

The Company has obtained a license from Viridian to research, develop, manufacture, market and sell an antibody product candidate in China. The Company has concluded that Viridian is a related party because although Fairmount Funds Management LLC owns less than 10% of shares of the Company’s outstanding common stock, they have a seat on the Board and are also a 10% or greater stockholder of Viridian and have two seats on Viridian’s board of directors. As initial consideration for this license, the Company issued 38,707 shares of its common stock to Viridian during the year ended December 31, 2020. As of March 31, 2026, Viridian held 0.1% of the shares of the Company’s outstanding common stock.

Zai Lab (Hong Kong) Limited

The Company has granted a sublicense to Zai to develop, manufacture and commercialize ZB001 and related programs in greater China. The Company has concluded that Zai is a related party, as the Company’s CEO and Chairman is a member of Zai’s board of directors.

InnoCare Pharma Inc.

The Company has obtained the exclusive rights from InnoCare to develop, manufacture and commercialize three product candidates pursuant to the InnoCare License Agreement. Though InnoCare does not hold any direct controlling interest in the Company, the Company has concluded that InnoCare is a related party, due to the 5,000,000 shares of common stock issued and the 2,000,000 shares of common stock to be issued pursuant to the InnoCare License Agreement. As of March 31, 2026, InnoCare held less than 10% of the shares of the Company’s outstanding common stock.

For additional information on these arrangements, please see Note 7, License and Collaboration Revenue and Note 8, License Agreements, to these unaudited condensed consolidated financial statements.

15.Segment Information

The Company manages its operations on a consolidated basis as a single reportable segment focused on the research and development of immunology-based therapies. The accounting policies of the single reportable segment are identical to those described in Note 1, Nature of Business, to these unaudited condensed consolidated financial statements. When evaluating the Company’s financial performance, the Company’s chief operating decision-maker (the “CODM”), its Chief Executive Officer regularly reviews consolidated net loss, total expense and direct expenses by program and compared to budget. The CODM allocates resources based on the Company’s available cash resources, and forecasted expenditures on a consolidated basis, as well as an assessment of the probability of success of its research and development activities on a program basis. Segment asset information regularly provided to the CODM is consistent with that reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and investment balances. Revenue is primarily attributed to individual countries based on the entity owning the license. During the three months ended March 31, 2026, the Company did not recognize revenue and for the three months ended March 31, 2025, $10.0 million was recognized as revenue which was attributed to Zenas HK.

The following table presents certain financial data for the Company’s reportable segment for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025
Revenue	$—	$10,000
Less:
Direct research and development expenses:[1]
Obexelimab	31,760	23,491
Orelabrutinib	10,101	—
Other programs (ZB002, ZB004, ZB014, ZB021 & ZB022)	568	203
Partnered regional programs (ZB001 & ZB005)	—	99
Unallocated research and development[2]	14,914	9,541
General and administrative[3]	10,812	8,610
Stock-based compensation	9,195	5,386
Other segment items[4]	3,637	(3,757)
Segment net loss	$(80,987)	$(33,573)

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

4 Other segment items consist of other (income) expense, net, and income tax (benefit) provision. Other (income) expense, net consists of interest income, interest expense related to the royalty obligation and the senior secured term loan and convertible senior note as well as realized and unrealized gains and losses on foreign currency transactions.

16.Subsequent Events

Convertible Senior Notes and Follow-on Public Equity Offering

In April 2026, the underwriters of the Company’s offering of the Convertible Notes and follow-on public equity offering exercised their overallotment option in full, pursuant to which the Company received aggregate principal amount of $30.0 million, before deducting commission costs of $0.9 million for the Convertible Notes and issued 750,000 shares of common stock, at $20.00 per share, for gross proceeds of $15.0 million before deducting commission costs of $0.9 million for the follow-on public equity offering.

ZB021 Milestone

On May 13, 2026, the Company announced the achievement of the Regulatory Milestone for ZB021 under the InnoCare License Agreement and is required to pay InnoCare $20.0 million related to this event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report and the audited financial information and the notes thereto included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on March 16, 2026. This discussion and analysis contain forward-looking statements based upon current beliefs, plans, and expectations related to future events and our future performance that involve risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. See also the section titled “Special Note Regarding Forward-Looking Statements.”

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

We are developing obexelimab as a potential I&I franchise for patients in several autoimmune diseases, representing substantial commercial opportunities individually and in the aggregate. We are conducting clinical trials in IgG4-RD through a registration-directed Phase 3 trial which reported topline data in January 2026, relapsing multiple sclerosis (“RMS”) through an ongoing Phase 2, double-blind, randomized, placebo-controlled trial which reported topline data in October 2025 and systemic lupus erythematosus (“SLE”) through an ongoing Phase 2, double-blind, randomized, placebo-controlled trial, for which we expect  to report topline results, including biomarker data, in the fourth quarter 2026.

In January 2026, we reported positive results from the Phase 3 trial of obexelimab in patients with IgG4-RD. Obexelimab met the primary endpoint, demonstrating a highly statistically significant and clinically meaningful 56% reduction in the risk of IgG4-RD flare compared to placebo (Hazard Ratio 0.44, p=0.0005) and also met and demonstrated highly statistically significant activity compared to placebo on all four key secondary endpoints. Obexelimab was well tolerated with a safety profile consistent with that observed in previously completed clinical trials. Based on these results, we plan to submit the obexelimab Biologics License Application to the FDA for the treatment of IgG4-RD in the second quarter of 2026. We also intend to submit a Marketing Authorization Application to the European Medicines Agency in the second half of 2026.

In October 2025, we announced topline data from the MoonStone trial. Obexelimab met the primary endpoint, demonstrating a statistically significant 95% relative reduction in the cumulative number of new gadolinium-enhancing T1 hyperintense lesions, which are markers of active inflammation, over week 8 and week 12 compared with placebo (p=0.0009). In February 2026, we reported the 24-week data from the MoonStone trial which confirmed the reductions in new gadolinium enhancing (“GdE”) T1 hyperintense lesions observed with obexelimab over weeks 8 and 12 were maintained through week 24; unadjusted mean of new lesions per scan were 0.87 at baseline, 0.08 at week 12 and 0.04 at week 24 for obexelimab indicating a 95% reduction. The 24-week data from additional secondary and exploratory endpoints may inform obexelimab’s potential impact on disability progression and help the Company determine next steps for future development of obexelimab in RMS.  As we continue to evaluate the MoonStone data and consider next steps for clinical development in this indication, we will consider, among other items, the evolving treatment landscape in RMS, including existing therapies, current pivotal trial endpoints and prioritization of capital.

In April 2026, we completed enrollment in the SunStone trial and expect to report topline results, including biomarker data, in the fourth quarter of 2026. Based on the outcome of the SunStone trial, and considering other factors, we may initiate a Phase 3 program in patients with SLE in the first half of 2027.

In October 2025, we entered into a License Agreement (the “InnoCare License Agreement”) with InnoCare Pharma Inc. (“InnoCare”). pursuant to which we were granted exclusive rights to develop, manufacture, and commercialize orelabrutinib, a Bruton’s Tyrosine Kinase inhibitor (“BTK”), for multiple sclerosis (“MS”) worldwide, and in all non-oncology indications worldwide excluding mainland China, Hong Kong, Macau and Taiwan (“greater China”), and Brunei, Burma, Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, Philippines, Singapore, Thailand and Vietnam (“Southeast Asia”), as well as two early-development product candidates: ZB021, an IL-17AA/AF inhibitor, in all fields of use worldwide excluding greater China and Southeast Asia, and ZB022, a TYK2 inhibitor, in all fields of use worldwide.

Orelabrutinib is a highly selective and central nervous system (“CNS”) penetrant, oral small molecule BTK inhibitor. Orelabrutinib is designed to bind irreversibly to BTK with minimal off-target effects, which may potentially reduce certain side effects. We believe orelabrutinib is designed to efficiently cross the blood-brain barrier, reaching therapeutic levels within the CNS to directly target inflammation in diseases like MS.

In September 2025, the Phase 3 PriMroSe trial of orelabrutinib in patients with primary progressive multiple sclerosis (“PPMS”) was initiated. The PriMroSe trial is a global, multicenter, randomized, double-blind, placebo-controlled clinical trial evaluating the safety and efficacy of orelabrutinib dosed 80 mg once daily (“QD”) compared to placebo in patients with PPMS, with a primary endpoint of time to onset of 12-week composite confirmed disability progression. In March of 2026, we initiated a second global, Phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial evaluating orelabrutinib dosed 80 mg QD compared to placebo in patients with non-active secondary progressive multiple sclerosis (“naSPMS”), with a primary endpoint of time to onset of 24-week CDP.

ZB021 is an oral IL-17AA/AF inhibitor designed to block both IL-17AA homodimer and IL-17AF heterodimer signaling. Preclinical studies for ZB021 have shown favorable PK and ADME properties. ZB021 achieved comparable activity in vivo to a reference anti-IL-17 biologic in a rat CIA model. We, along with our partner, InnoCare, initiated a Phase 1 clinical study in the second quarter of 2026.

ZB022 is an oral, brain-penetrant TYK2-JH2 inhibitor, currently in IND-enabling studies. Subject to the results of Investigational New Drug (“IND”) enabling studies, we expect to initiate a Phase 1 clinical study in 2027.

We are also advancing ZB014, a half-life extended anti-CD-19 and FcγRIIb monoclonal antibody, currently in IND-enabling studies. Subject to the results of IND-enabling studies, we expect to initiate a Phase 1 clinical study in 2027.

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

In September 2024, we completed our initial public offering (“IPO”) in which we issued and sold an aggregate of 15,220,588 shares of our common stock, including 1,985,294 shares of common stock sold pursuant to the full exercise of the underwriter’s option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $258.7 million. We received $234.3 million in net proceeds after deducting underwriting discounts, commissions and other offering costs.

In October 2024, we entered into the Novation Agreement with Tenacia Biotechnology (Hong Kong) Limited (“Tenacia”), under which we transferred our rights and obligations under our agreements with Dianthus to Tenacia for ZB005. As partial consideration for the Tenacia Agreement, we received a non-creditable, non-refundable upfront fee of $5.0 million from Tenacia. In addition, we are eligible to receive up to $86.0 million upon the achievement of certain future regulatory and commercial milestones.

In January 2025, we entered into the Zai License Agreement, with Zai Lab (Hong Kong) Limited (“Zai”), under which we granted to Zai an exclusive sublicense to develop and commercialize ZB001 and related programs in greater China. As partial consideration for the Zai License Agreement, we received an upfront fee of $10.0 million from Zai. In addition, we are eligible to receive up to $96.0 million upon the achievement of certain future development and commercial milestones and royalty percentage rates from the low to mid-single digits, net of pass-through obligations due to Viridian.

In September 2025, we entered into the Revenue Participation Right and Sales Agreement (the “Royalty Purchase Agreement”), with Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”), pursuant to which Royalty Pharma purchased the right to receive, for each calendar quarter, (i) 5.5% of net sales of obexelimab products sold by us and our affiliates worldwide, (ii) 5.5% of net sales of obexelimab products sold by licensees of us and our affiliates in the U.S., the United Kingdom and the European Union, (iii) 25% of royalty income payable to us or any of our affiliates on sales of obexelimab products in countries other than the U.S., the United Kingdom, and in the European Union by its licensees pursuant to out-licenses less royalty payments payable by us to Xencor Inc. and (iv) 25% of non-royalty income attributable to obexelimab products payable to us or any of our affiliates by its licensees (other than certain milestone payments payable by Bristol-Myers Squibb) pursuant to out-licenses and allocated to countries other than the U.S., the United Kingdom and in the European Union.

In October 2025, we entered into a License Agreement (the “InnoCare License Agreement”) with InnoCare Pharma Inc. (“InnoCare”), under which InnoCare granted to us the exclusive rights to develop, manufacture, and commercialize: i) orelabrutinib, in the MS field worldwide, and in all non-oncology indications outside greater China and Southeast Asia, ii) ZB021 in all fields of use worldwide, excluding greater China and Southeast Asia and iii) ZB022 in all fields of use worldwide. We also obtained certain non-exclusive rights to perform development and manufacturing activities in greater China and Southeast Asia. As consideration for the InnoCare License Agreement, we made a non-refundable upfront payment of $35.0 million. We also issued 5,000,000 shares of common stock to InnoCare in a private placement, and we may be required to issue an additional 2,000,000 shares of common stock in a private placement, upon the occurrence of our initiation of a Phase 3 clinical trial for orelabrutinib in any indication other than PPMS. We are further obligated to pay future regulatory and commercial milestones of up to $723.0 million related to orelabrutinib and future development, regulatory, and commercial milestones of $656.0 million. In addition, we may be obligated to pay royalties on net sales at rates ranging from high-single digits to high-teens for orelabrutinib, and mid-single digits to mid-teens for the preclinical compounds.

Since inception, our operations have focused on research and development activities with respect to our product candidates as described above, as well as raising capital, business planning, organizing and staffing our company, establishing our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We have financed our operations to date primarily with the proceeds from the issuance of convertible preferred stock, convertible senior notes, from the sale of common stock in our IPO completed in September 2024, private and public equity offerings, as well as from payments received under our license, collaboration and royalty purchase agreements and the senior secured term loan with Pharmakon Advisors, LP (“Pharmakon”). In October 2025, we closed our private investment in public equity (“PIPE”) of 6,311,030 shares of common stock for net proceeds of approximately $111.8 million, after deducting agent fees and other offering costs. Additionally, in October 2025, we entered into a sales agreement with Jefferies LLC (“Jefferies”) under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more at-the-market (“ATM”) equity offerings (“2025 ATM Program”).  For the three months ended March 31, 2026, we sold 2,827,723 shares of common stock under the 2025 ATM Program, with proceeds of $71.5 million, net of commissions. As of March 31, 2026, $96.8 million remained available under the 2025 ATM Program. Further in March 2026, we entered into the Loan Agreement with the Collateral Agent, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon, providing for up to a $250.0 million term loan facility consisting of several tranches of loans that will become available upon the achievement of certain milestones.

We have incurred significant operating losses and negative cash flows since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses for the three months ended March 31, 2026 and 2025 were $81.0 million and $33.6 million, respectively. As of March 31, 2026, we had an accumulated deficit of $846.1 million. We expect to continue to incur significant and increasing losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	continue clinical development of obexelimab, orelabrutinib and our other programs;
●	advance our obexelimab and orelabrutinib programs and our other product candidates through preclinical development and clinical trials;
●	identify additional product candidates and acquire rights from third parties to those product candidates through licenses or acquisitions and conduct development activities, including preclinical studies and clinical trials;
●	make royalty, milestone or other payments under current, and any future, license, synthetic royalty or collaboration agreements;
●	make payments under current, and any future, secured term loans and convertible senior notes.
●	procure the manufacturing of preclinical, clinical and commercial supply of our current or any future product candidates;
●	seek marketing regulatory approvals for our current or any future product candidates that successfully complete clinical trials;
●	commercialize our current or any future product candidates, if approved;
●	take steps toward our goal of being an integrated biopharma company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;
●	continue to develop, maintain and defend our intellectual property portfolio, including against third-party interference, infringement and other intellectual property claims, if any;
●	seek to attract, hire and retain qualified clinical, scientific, operations and management personnel;
●	add and maintain operational, financial and information management systems;
●	attempt to address any competing therapies and market developments;
●	experience delays in our preclinical studies, clinical trials or regulatory approval for our current or any future product candidates, including with respect to failed studies, inconclusive results, safety issues or other regulatory challenges;

●	establish agreements with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”); and
●	incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs.

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

As of March 31, 2026, we had $718.5 million in cash, cash equivalents and investments. We expect that our existing cash, cash equivalents and investments will be sufficient to fund our capital and operating expenditures for at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. We estimate that our existing cash, cash equivalents and investments will be sufficient to fund our projected operations and capital expenditure requirements into 2029. Assuming receipt of the potential $75 million milestone payment from Royalty Pharma and combined $75 million from the Term Loans associated with achieving FDA marketing approval of obexelimab for IgG4-RD, the Company expects that its cash, cash equivalents and investments will fund its operating expenses and capital expenditure requirements at least through the second quarter of 2029. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. See section titled “Liquidity and Capital Resources.”

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

License and Collaboration Revenue

License and collaboration revenue may be generated from milestones achieved under our BMS Agreement, our Tenacia Agreement and our Zai License Agreement.

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

For a more detailed description of these agreements, see Note 7, License and Collaboration Revenue, to our unaudited condensed consolidated financial statements in this Quarterly Report.

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

The successful development of our current product candidates, or any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of our product candidates, if approved, and any other product candidates that we may develop. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of any current or future product candidate, if approved. This is due to the numerous risks and uncertainties associated with product development, including the uncertainty of:

●	the scope, timing and progress of our ongoing clinical studies and other research and development activities associated with the development of our current and future product candidates;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to maintain our current research and development programs and to establish new programs;
●	the timing of and successful patient enrollment in, and the initiation and completion of, clinical trials;
●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA, or any comparable foreign regulatory authority;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	our ability to establish new licensing or collaboration arrangements;
●	the performance of our future collaborators, if any;
●	our ability to establish and maintain arrangements with third-party manufacturers for the commercial supply of products that receive marketing approval, if any;
●	development and timely delivery of commercial-grade drug formulations that can be used in our planned clinical trials and for commercialization;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	our ability to hire additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, chemistry, manufacturing, and controls, quality and commercial personnel;
●	commercializing product candidates, if approved, whether alone or in collaboration with others;
●	the costs and timing of establishing or securing sales and marketing capabilities for our product candidates if approved;
●	the imposition of new laws and regulations, including those relating to labor conditions and safety standards, information and data transfer, imports, duties, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds, particularly new or increased tariffs imposed on imports, and as a result supply-related costs, from countries where our suppliers operate, as well as tariffs that impact the biopharmaceutical industry generally;

●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products; and
●	maintaining a continued acceptable safety profile of the product candidates following approval.

Any changes in the outcome of any of these variables with respect to the development of our current product candidates or any future product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the Food and Drug Administration (“FDA”) or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently anticipate would be required for the completion of clinical development, or if we experience significant delays in enrollment in any clinical trials following the FDA’s acceptance and clearance of an IND, we could be required to expend significant additional financial resources and time to complete clinical development than we currently expect. We may never obtain regulatory approval for any product candidates that we develop.

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

Total Other (Expense) Income, Net

Other (Expense) Income, Net

Other (expense) income, net primarily consists of interest expense related to our royalty obligation, our senior secured term loan and our convertible senior notes, income generated from cash equivalents and investments as well as realized and unrealized gains and losses on foreign currency transactions.

Income Taxes

Since our inception, we have not recorded income tax benefits for any of our deferred tax assets, including the net operating losses (“NOLs”) incurred or the research and development tax credits generated in each year, as we have concluded that it is more likely than not that these deferred tax assets will not be realized.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
Revenue:
License and collaboration revenue	$—	$10,000	$(10,000)
Total revenue	—	10,000	(10,000)
Operating expenses:
Research and development	$60,439	$34,915	$25,524
General and administrative	16,911	12,415	4,496
Total operating expenses	77,350	47,330	30,020
Loss from operations	(77,350)	(37,330)	(40,020)
Other income (expense), net:
Interest expense on royalty obligation	(6,263)	—	(6,263)
Interest expense on senior secured term loan	(368)	—	(368)
Interest income	3,018	3,394	(376)
Other (expense) income, net	(24)	158	(182)
Total other (expense) income, net	(3,637)	3,552	(7,189)
Loss before income taxes	(80,987)	(33,778)	(47,209)
Income tax provision	—	(205)	205
Net loss	$(80,987)	$(33,573)	$(47,414)

Revenue

For the three months ended March 31, 2026, we did not recognize any revenue. For the three months ended March 31, 2025, we recognized revenue of $10.0 million related to the one-time non-refundable upfront cash payment under the Zai License Agreement that was recognized upon delivery of the license and related technology transfer.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
Direct research and development expenses by program:
Obexelimab	$31,760	$23,491	$8,269
Orelabrutinib	10,101	—	10,101
Other programs (ZB002, ZB004, ZB014, ZB021 & ZB022)	568	203	365
Partnered regional programs (ZB001 & ZB005)	—	99	(99)
Unallocated research and development expenses:
Personnel related expenses (including stock-based compensation)	16,559	10,779	5,780
Other expenses	1,451	343	1,108
Total research and development expenses	$60,439	$34,915	$25,524

Research and development expenses were $60.4 million for the three months ended March 31, 2026, compared to $34.9 million for the three months ended March 31, 2025. The increase of $25.5 million was primarily attributable to the following:

●	a $8.3 million increase in costs related to the development of obexelimab, our lead product candidate, driven by a $4.4 million increase in manufacturing costs for clinical trial materials and a $3.9 million increase in clinical trial, development and regulatory costs;
●	a $10.1 million increase in costs related to the development of orelabrutinib, driven by clinical trial and regulatory costs;

●	a $5.8 million increase in personnel costs, including a $3.9 million increase in salary and benefit related expense, due to an increase in headcount, a $1.5 million increase in stock-based compensation expense, and a $0.4 million increase in external contractor expenses and other personnel costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
Personnel related expenses (including stock-based compensation)	$12,605	$8,708	$3,897
Legal and professional fees	3,693	2,153	1,540
Facilities and other expenses	613	1,554	(941)
Total general and administrative expenses	$16,911	$12,415	$4,496

General and administrative expenses were $16.9 million for the three months ended March 31, 2026, compared to $12.4 million for the three months ended March 31, 2025. The increase of $4.5 million was primarily attributable to the following:

●	a $3.9 million increase in personnel costs, including a $2.3 million increase in stock-based compensation expense, a $1.7 million increase in salary and benefit related expense, primarily due to an increase in headcount to support pre-commercialization efforts, and a $0.2 million increase in external contractor expenses and other personnel costs, offset by a $0.3 million decrease in recruiting expense;
●	a $1.5 million increase in legal and professional fees, including consulting, audit and tax expenses, primarily attributable to company growth and continued operations as a public company.

Total Other (Expense) Income, Net

For the three months ended March 31, 2026, total other (expense) income, net was $3.6 million of expense, compared to $3.6 million of income for the three months ended March 31, 2025. The change of $7.2 million is primarily related to an increase in interest expense of $6.6 million related to our royalty obligation and senior secured term loan, partially offset by interest income related to higher cash, cash equivalents and investments balances.

Liquidity and Capital Resources

Overview

We have incurred significant operating losses since inception. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources until 2027 at the earliest, if at all. As of March 31, 2026, we had $718.5 million in cash, cash equivalents, and investments and we had an accumulated deficit of $846.1 million. Through March 31, 2026, we have funded our operations primarily with gross proceeds of $358.0 million through the sale and issuance of preferred stock and convertible notes, net proceeds from the sale of common stock of $234.3 million after deducting underwriting discounts, commissions and other offering costs from our IPO, $111.8 million, after deducting placement fees and other offering costs from our PIPE offering, $100.1 million, after deducting commissions and other offering costs from our 2025 ATM Program, $287.3 million, after deducting commissions and issuance costs from our current convertible notes and equity offering, as well as $65.0 million from our BMS Agreement, Tenacia Agreement and Zai License Agreement, collectively, $71.3 million after deducting issuance cost, from our Royalty Purchase Agreement and $72.0 million from the first tranche under our debt arrangement with Pharmakon after deducting discounts and issuance costs.

Future Funding Requirements:

We expect that our available cash, cash equivalents and investments, as of March 31, 2026, will be sufficient to fund our capital and operating expenditures for at least the next twelve months from the date of the issuance of this Quarterly Report on Form 10-Q. We estimate that our existing cash, cash equivalents and investments will be sufficient to fund our projected operations and capital expenditure requirements into 2029. Assuming receipt of the potential $75 million milestone payment from Royalty Pharma and combined $75 million from the Term Loans associated with achieving FDA marketing approval of obexelimab for IgG4-RD, the Company expects that its cash, cash equivalents and investments will fund its operating expenses and capital expenditure requirements at least through the second quarter of 2029.

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

Senior Secured Term Loan

In March 2026, the Company entered into the Loan Agreement with the Collateral Agent, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon and the guarantors party thereto. The Loan Agreement provides for up to a $250.0 million Term Loan that matures on March 27, 2031 and consists of five tranches including (1) a Tranche A Loan of $75.0 million drawn March 27, 2026, (2) a Tranche B Loan of $50.0 million which will be required to be drawn (and up to an additional $25.0 million that the Company may elect to draw) by no later than November 1, 2027, subject to the occurrence of the Tranche B/C Approval Condition, (3) a Tranche C Loan of $25.0 million (less any amounts elected to be (and actually) drawn under the Tranche B Loan in excess of $50.0 million) which will be available at the Company’s election, subject to the occurrence of the Tranche B/C Approval Condition, no later than April 28, 2028, (4) a Tranche D Loan of $50.0 million which will be available at the Company’s election no later than October 30, 2028, subject to the occurrence of the Tranche B/C Approval Condition and achievement of certain milestones in respect of certain net sales levels and (5) a Tranche E Loan of $50.0 million which will be available at the Company’s election no later than April 30, 2029, subject to the occurrence of the Tranche B/C Approval Condition and achievement of certain milestones in respect of net sales levels. We received net proceeds of $73.0 million from the draw of the Tranche A Loan after deducting the 2.00% funding fee. As of March 31, 2026, we are in compliance with all covenants under the Loan Agreement.

The Term Loan bears interest at a rate based upon an annual interest rate of 3-month secured overnight financing rate (subject to a 3.25% floor) plus 5.75% payable quarterly in arrears; provided that the Company may elect for 100% of the interest for the first 24 months following the Tranche A Loan funding date may be paid-in-kind without an increase in the interest rate.

The Company is required to pay a funding fee equal to (i) 2.00% of $50,000,000 of the funding amount of the Tranche B Loan on the funding date for such loan, (ii) 1.00% of any amounts in excess of $50,000,000 of the funding amount for the Tranche B Loan on the funding date for such loan, and (iii) 1.00% of each of the funding amount of the Tranche C Loan, Tranche D Loan, and Tranche E Loan on each respective funding date.

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

The Loan Agreement contains customary affirmative and restrictive covenants, representations and warranties and events of default. We and our subsidiaries are bound by certain affirmative covenants setting forth actions that are required during the term of the Loan Agreement, including, without limitation, certain information delivery requirements (including that consolidated financial statements delivered for and after the fiscal year ending December 31, 2026 are not subject to any qualification as to “going concern” or “scope of audit”), obligations to maintain certain insurance, and certain notice requirements. The Loan Agreement contains customary financial covenants, including (i) at all times prior to the satisfaction of the Tranche B/C Approval Condition, a minimum liquidity requirement and (ii) subject to the outstanding aggregate principal amount of Term Loans advanced under the Loan Agreement being equal to or greater than $200.0 million, a minimum trailing twelve months consolidated net revenue covenant. Additionally, we and our subsidiaries are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement, including, without limitation, (i) selling or disposing of assets, (ii) amending, modifying or waiving our rights under material agreements, (iii) consummating change in control transactions unless all amounts becoming due under the Loan Agreement are paid in full immediately upon (and concurrent with) the consummation of any such change in control transaction, (iv) incurring additional indebtedness, (v) incurring non-permitted liens or encumbrances on our or our subsidiaries’ assets, (vi) paying dividends or making any distribution or payment on or redeeming, retiring or purchasing any equity interests, (vii) making payments on subordinated indebtedness and (viii) making investments other than permitted acquisitions and permitted investments, in each case, subject to specified exceptions including, in the case of restrictions on incurrence of additional indebtedness, the ability to incur certain convertible indebtedness and enter into certain permitted royalty financing agreements. The Loan Agreement also contains certain events of default, including the following: (i) failure to pay principal, interest and other amounts when due, (ii) the breach of the covenants under the Loan Agreement, (iii) the occurrence of a material adverse change or a withdrawal event in respect of obexelimab or orelabrutinib, (iv) certain attachments of the credit parties assets and restraints on their business, (v) certain insolvency, liquidation, bankruptcy or similar events, (vi) certain cross-default of third-party indebtedness and royalty revenue contracts, (vii) the failure to pay certain judgements, (viii) material misrepresentations, (ix) the loan documents ceasing to create a valid security interest in a material portion of the collateral, (x) the occurrence of certain ERISA events and (xi) the occurrence of a default under any intercreditor agreement, in each case subject to the grace periods, cure period and thresholds as specified in the Loan Agreement. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate our obligations under the Loan Agreement (including all obligations for principal, interest and any applicable make-whole and prepayment premiums); provided that upon an event of default relating to certain insolvency, liquidation, bankruptcy or similar events, all outstanding obligations will be automatically accelerated.

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

Convertible Senior Notes and Equity Follow-on Offering

In March 2026, the Company issued an aggregate principal amount of $200.0 million of 2.50% convertible senior notes due 2032 (the “Convertible Notes”) in an underwritten public offering. The Convertible Notes were issued pursuant to, and are governed by, the Base Indenture, dated March 31, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). Concurrently, the Company issued 5,000,000 shares of common stock at a public offering price of $20.00 per share, with gross proceeds of $100.0 million. Additionally, in April 2026, the Company issued (i) an additional $30.0 million of Convertible Notes upon the underwriters’ exercise in full of their over-allotment option for gross proceeds of $30.0 million and (ii) an additional 750,000 shares of common stock upon the exercise in full of the underwriters’ over-allotment option to purchase additional shares for gross proceeds of $15.0 million.

The Convertible Notes are general, unsecured, senior obligations of the Company. The Convertible Notes will accrue interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2026, at a rate equal to 2.50% per year. The Convertible Notes will mature on April 1, 2032, unless earlier converted, redeemed or repurchased by us. Holders of Convertible Notes will have the right to convert their Convertible Notes in certain circumstances and during specified periods. See Note 6, Long-Term Obligations within the notes to the unaudited condensed consolidated financial statements for additional information.

At-the-Market Program

In October 2025, we entered into a sales agreement with Jefferies under which we could, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, under the 2025 ATM Program. Pursuant to the sales agreement, shares will be sold under the shelf registration statement on Form S-3 ASR (Registration No. 333-290777), which became automatically effective upon filing on October 8, 2025. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. For the three months ended March 31, 2026, we sold 2,827,723 shares of common stock under the 2025 ATM Program, with proceeds of $71.5 million, net of commissions. As of March 31, 2026, $96.8 million remained available under the 2025 ATM Program.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(75,196)	$(37,051)
Net cash provided by (used in) investing activities	31,611	(86,274)
Net cash provided by financing activities	433,479	99
Effect of exchange rate changes on cash and cash equivalents	(311)	(52)
Net increase (decrease) in cash and cash equivalents	$389,583	$(123,278)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $75.2 million, and was primarily due to our net loss of $81.0 million, which included non-cash charges principally related to stock-based compensation and interest charges on our agreement with Royalty Pharma. Net changes in our working capital during the three months resulted in a $9.9 million cash outflow.

Net cash used in operating activities for the three months ended March 31, 2025 was $37.1 million, and was primarily due to our net loss of $33.6 million, which included non-cash charges principally related to stock-based compensation. Net changes in our working capital during the three months resulted in an $8.9 million cash outflow.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 was $31.6 million and consisted primarily of proceeds from sales and maturities of investments of $108.1 million, partially offset by purchases of investments of $76.5 million.

Net cash used in investing activities for the three months ended March 31, 2025 was $86.3 million and consisted primarily of purchases of investments of $99.1 million and proceeds from the sale and maturities of investments of $12.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $433.5 million, resulting primarily from $194.0 million in net proceeds received in connection with the convertible note offering, $94.0 million and $71.5 million received from the sale and issuance of common stock under a follow-on equity offering and 2025 ATM Program, net of commissions, respectively, and $73.5 million in net proceeds received in connection with the senior secured term loan, net of discounts, offset by $0.5 million of payments related to deferred offering costs and debt issuance costs.

Net cash provided by financing activities for the three months ended March 31, 2025 was $0.1 million, resulting from $0.1 million in net proceeds received from the exercise of stock options.

Material Cash Requirements for Known Contractual and Other Obligations

During the three months ended March 31, 2026, except as disclosed in Note 13 – Commitments and Contingencies, of these unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make judgments, assumptions and estimates that may affect the reported amounts of assets and liabilities, equity, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reported periods. On an ongoing basis, we evaluate our judgments, assumptions and estimates in light of changes in circumstances, facts and experiences. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The effects of material revisions in estimates, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of change in estimates.

During the three months ended March 31, 2026, there were no material changes in our critical accounting policies from those described under our “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except for the following:

Embedded Derivative Financial Instruments

During the three months ended March 31, 2026, we entered into a senior secured term loan and issued convertible senior notes, see Note 6, Long – Term Obligations, in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our evaluation of our debt and equity transactions, consider whether the transaction includes embedded derivatives and whether any embedded derivatives require bifurcation. The evaluation of such features consider whether (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not -remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative would be considered a derivative instrument.  We exercise judgment in the evaluation of whether embedded features require bifurcation and the fair value of any features that are bifurcated. Should there be changes in our judgments and related conclusions, it could impact the effective interest expense recorded on our debt obligations, which could materially affect our financial statements.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies, in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. As of March 31, 2026, we had cash, cash equivalents and investments of $718.5 million.

We also have exposure to market risk on our Loan Agreement with Pharmakon. Our Loan Agreement accrues interest from its date of issuance at a variable interest rate equal to 3-month SOFR subject to a 3.25% floor, plus 5.75%.  As of March 31, 2026, $75.0 million was outstanding under the Loan Agreement. The effect of a 100 basis points adverse change in market interest rates on our loan payable, in excess of applicable minimum floors, on our interest expense would be approximately $0.8 million.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar (“USD”). Our functional currency for Zenas BioPharma (HK) Limited, our wholly owned subsidiary in Hong Kong, is the USD, and our functional currency for Shanghai Zenas Biotechnology Co. Limited, our wholly-owned subsidiary in China, is the Chinese Yuan. Our functional currency for Zenas BioPharma GmbH, our wholly-owned subsidiary in Switzerland, is the Swiss Franc. Our functional currency for Zenas BioPharma B.V., our wholly-owned subsidiary in the Netherlands, is the Euro. Our functional currency of our wholly-owned U.S. subsidiaries, Zenas BioPharma (USA) LLC and Zenas BioPharma Securities Corp., is the USD. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive loss as incurred. Realized foreign currency transaction gains (losses) were immaterial for the three months ended March 31, 2026.

We do not currently engage in currency hedging activities in order to reduce our currency exposure, but we may begin to do so in the future. Instruments that may be used to hedge future risks may include foreign currency forward and swap contracts. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations. We do not believe that a hypothetical 10% increase or decrease in exchange rates during any of the periods presented would have had a material impact on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We believe that inflation has not had a material effect on our business, or on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investors should carefully consider the risks uncertainties and other factors, contained in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, together with the other information contained in this Quarterly Report, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q. The events discussed below may occur and adversely impact our business, financial condition, results of operations and prospects, which may cause the trading price of our common stock to decline. These risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also affect our business. See “Special Note Regarding Forward-Looking Statements.”

Risks Related to Government Regulation

Significant political, trade, regulatory developments, including changes in relations between the U.S. and China, and other circumstances beyond our control, may adversely impact our business, financial condition, and results of operations.

Various political, trade, or regulatory developments have, and could further, adversely affect our business and the results of our operations and financial condition. For example, recent actions and statements by the governments of the U.S. and China, including those relating to the imposition or threatened imposition of tariffs (including tariffs on patented pharmaceutical products), affecting (among others) certain products manufactured in China, have impacted, and may continue to impact, companies like us who import materials and rely on suppliers and other commercial partners with significant operations in China. For example, while we have selected new CMOs in the U.S. to establish additional sources of supply for obexelimab, currently we import from China certain drug substance, drug product and other components, and such imports are subject to existing tariffs and may be impacted by additional tariffs. Currently, many of our suppliers primarily operate outside of the U.S., including our current sole CMO for obexelimab, WuXi Biologics, and our collaboration partner InnoCare for supply of orelabrutinib, which provide services to us from facilities located in China, and increases in tariffs could result in increased costs. As a result, we are subject to risks associated with political, trade, regulatory developments with respect to such countries, and between the U.S. and such countries. Any unfavorable legislation, regulations, executive orders, government policies on cross-border relations and/or international trade, including increased scrutiny on certain of our suppliers with significant China-based operations, capital controls, or tariffs, may have an adverse effect on our business, financial condition, and results of operations. For example, in March and April 2025, the U.S. imposed tariffs on, or increased the tariff rates applicable to, imports from many foreign countries. In response to these tariffs, a number of other countries have threatened or implemented retaliatory tariffs on U.S. goods. Political tensions resulting from trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. In April 2026, the U.S. announced the imposition of tariffs on patented pharmaceutical products, and there can be no guarantee that further retaliatory tariffs will not be forthcoming. Further, supply chain disruptions and delays as a result of tariff policies or trade restrictions could also negatively impact our cost of materials and processes. Such changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

Risks Related to our Indebtedness

Servicing our Loan Agreement and the Convertible Notes will require a significant amount of cash, and we may not have sufficient cash flow to pay our indebtedness.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Loan Agreement and the Convertible Notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and others, beyond our control. Additionally, we are liable for the secured obligations pursuant to the Royalty Purchase Agreement. We do not expect our business to be able to generate cash flow from operations in the foreseeable future sufficient to service our debt and make necessary capital expenditures and we may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Loan Agreement, which matures in 2031, as well as the Convertible Notes, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and limit our flexibility in planning for and reacting to changes in our business.

Our indebtedness and liabilities could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

●	increasing our vulnerability to adverse economic and industry conditions;
●	limiting our ability to obtain additional financing on acceptable terms or at all;
●	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
●	limiting our flexibility to plan for, or react to, changes in our business;
●	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes; and
●	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Any of these factors could harm our business, prospects, operating results and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness and secured obligations will increase.

We may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the Convertible Notes, and our other indebtedness may limit our ability to repurchase the Convertible Notes or to pay any cash amounts due upon their maturity or conversion.

Noteholders may, subject to certain limited exceptions, require us to repurchase their Convertible Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Upon maturity of the Convertible Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously converted, redeemed or repurchased. In addition, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), all conversions of Convertible Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness, including the Loan Agreement, may restrict our ability to repurchase the Convertible Notes or to pay any cash amounts due upon their maturity or conversion. Our failure to repurchase Convertible Notes or to pay any cash amounts due upon their maturity or conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, including under the Loan Agreement, which may result in that other indebtedness becoming immediately payable in full after any applicable notice or grace periods. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and results of operations.

In the event the conditional conversion feature of the Convertible Notes is triggered, noteholders will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more noteholders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if noteholders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for the Convertible Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the Convertible Notes on our balance sheet, accruing interest expense for the Convertible Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In accordance with applicable accounting standards, the Convertible Notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Convertible Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Convertible Notes. As a result of this amortization, the interest expense to recognize for the Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Notes, which will result in lower reported income.

In addition, the shares of our common stock underlying the Convertible Notes are reflected in our diluted earnings per share using the “if converted” method. Under that method, if the conversion value of the Convertible Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all of the Convertible Notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess. The after-tax interest expense associated with the Convertible Notes will not be added back to the numerator of the diluted earnings per share calculation for these purposes. However, if reflecting the Convertible Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Convertible Notes does not exceed their principal amount for a reporting period, then the shares of our common stock underlying the Convertible Notes will not be reflected in our diluted earnings per share. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the Convertible Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Notes as a current, rather than a long-term, liability. This reclassification could be required even if no holders of Convertible Notes convert their Convertible Notes and could materially reduce our reported working capital.

Conversions of the Convertible Notes could impair our financial position and liquidity.

Unless we elect to deliver solely shares of our common stock to settle conversions of the Convertible Notes (other than paying cash in lieu of delivering any fractional share), we must settle at least a portion of our conversion obligation in cash, and therefore, conversions of the Convertible Notes could materially and adversely affect our financial position and liquidity. Before January 1, 2032, noteholders will have the right to convert their notes only upon the occurrence of certain events. From and after January 1, 2032, noteholders may convert their notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. See “Description of Notes - Conversion Rights.” However, many of the conditions that permit the conversion of notes before January 1, 2032 are beyond our control. We could be required to expend a significant amount of cash to settle conversions, which could significantly harm our financial position and liquidity.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During our fiscal quarter ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company entered into, modified or terminated contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act.

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

4.1

Indenture, dated as of March 31, 2026, between Zenas BioPharma, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 31, 2026, File No. 001-42270)

4.2

First Supplemental Indenture, dated as of March 31, 2026, between Zenas BioPharma, Inc. and U.S. Bank Trust Company, National Associations, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 31, 2026, File No. 001-42270)

10.1†+	Letter Agreement for Collaboration, dated as of February 10, 2026, by and between Zenas BioPharma, Inc and InnoCare Pharma Inc.

10.2†+	Third Amendment to the License Agreement, dated as of March 13, 2026, by and between Zenas BioPharma, Inc and Xencor, Inc.

10.3†+

Loan Agreement, dated as of March 14, 2026, by and between Zenas BioPharma, Inc. the guarantors signatory thereto or otherwise party thereto from time to time, Biopharma Credit plc as collateral agent, BPCR Limited Partnership as a lender and Biopharma Credit Investments V (Master) LP as a lender

10.4†+	First Amendment to the Revenue Participation Right Purchase and Sale Agreement, dated as of March 26, 2026, by and between Zenas BioPharma, Inc. and Royalty Pharma Investments 2019 ICAV

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†  Filed herewith.

+  Portions of this exhibit (indicated by asterisks) have been redacted pursuant to Item 601 of Regulation S-K because they are both not material and the registrant customarily and actually treats such information as private or confidential.

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

Date: May 13, 2026

ZENAS BIOPHARMA, INC.

By:	/s/ Leon O. Moulder, Jr.
Name:	Leon O. Moulder, Jr.
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Fox
Name:	Jennifer Fox
Title:	Chief Business Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)