Form 10-Q
period 2026-06-30
Zenas BioPharma, Inc.
filed 2026-08-13
CIK 1953926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, there were 65,176,723 of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Zenas BioPharma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$196,577	$110,641
Short-term investments	446,549	232,551
Prepaid expenses and other current assets	10,668	7,979
Total current assets	653,794	351,171
Property and equipment, net	23	34
Operating lease right-of-use assets, net	821	1,354
Long-term investments	30,763	17,272
Other non-current assets	16,289	13,809
Total assets	$701,690	$383,640
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,589	$7,111
Accrued expenses	57,406	54,423
Operating lease liabilities, current	823	1,115
Total current liabilities	65,818	62,649
Long-term liabilities:
Royalty obligation	91,737	78,636
Senior secured term loan, net	74,060	—
Convertible senior notes, net	222,956	—
Operating lease liabilities, less current portion	22	211
Total long-term liabilities	388,775	78,847
Total liabilities	454,593	141,496
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 25,000,000 shares authorized and no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001 per share; 175,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 63,330,747 and 54,485,518 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	6	5
Additional paid-in capital	1,205,803	1,007,331
Accumulated other comprehensive loss	(1,141)	(64)
Accumulated deficit	(957,571)	(765,128)
Total stockholders’ equity	247,097	242,144
Total liabilities and stockholders’ equity	$701,690	$383,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue:
License and collaboration revenue	$1,000	$—	$1,000	$10,000
Total revenue	1,000	—	1,000	10,000
Operating expenses:
Research and development	62,913	43,027	123,352	77,942
General and administrative	15,746	12,136	32,657	24,551
Acquired in-process research and development	30,000	—	30,000	—
Total operating expenses	108,659	55,163	186,009	102,493
Loss from operations	(107,659)	(55,163)	(185,009)	(92,493)
Other income (expense), net:
Interest expense on royalty obligation	(6,837)	—	(13,100)	—
Interest expense on senior secured term loan	(1,720)	—	(2,088)	—
Interest expense on convertible senior notes	(1,745)	—	(1,745)	—
Interest income	6,603	2,743	9,621	6,136
Other income (expense), net	16	217	(8)	376
Total other income (expense), net	(3,683)	2,960	(7,320)	6,512
Loss before income taxes	(111,342)	(52,203)	(192,329)	(85,981)
Income tax provision (benefit)	114	20	114	(185)
Net loss	$(111,456)	$(52,223)	$(192,443)	$(85,796)
Net loss per share - basic and diluted	$(1.77)	$(1.25)	$(3.24)	$(2.05)
Weighted-average common stock outstanding - basic and diluted	63,112,314	41,865,400	59,393,300	41,833,279
Comprehensive loss:
Net loss	$(111,456)	$(52,223)	$(192,443)	$(85,796)
Other comprehensive income (loss):
Unrealized (loss) gain on investments	(780)	30	(1,121)	42
Foreign currency translation adjustment	16	(265)	44	(330)
Comprehensive loss	$(112,220)	$(52,458)	$(193,520)	$(86,084)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2025	54,485,518	$5	$1,007,331	$(64)	$(765,128)	$242,144
Exercises of common stock options	25,767	—	367	—	—	367
Stock-based compensation expense	—	—	9,195	—	—	9,195
Purchases of common stock under the employee stock purchase plan	44,369	—	592	—	—	592
Issuance of common stock from ATM offering, net of underwriting commissions and other offering costs	2,827,723	—	71,186	—	—	71,186
Issuance of common stock from equity offering, net of underwriting commissions and other offering costs	5,000,000	1	93,644	—	—	93,645
Unrealized loss on investments	—	—	—	(341)	—	(341)
Foreign currency translation adjustment	—	—	—	28	—	28
Net loss	—	—	—	—	(80,987)	(80,987)
Balance as of March 31, 2026	62,383,377	$6	$1,182,315	$(377)	$(846,115)	$335,829
Exercises of common stock options	77,825	—	806	—	—	806
Vesting of restricted stock units	119,545	—	—	—	—	—
Stock-based compensation expense	—	—	8,619	—	—	8,619
Issuance of common stock from underwriters' exercise of the overallotment option of equity offering in full, net of underwriting commissions and other offering costs	750,000	—	14,063	—	—	14,063
Unrealized loss on investments	—	—	—	(780)	—	(780)
Foreign currency translation adjustment	—	—	—	16	—	16
Net loss	—	—	—	—	(111,456)	(111,456)
Balance as of June 30, 2026	63,330,747	$6	$1,205,803	$(1,141)	$(957,571)	$247,097

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

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(192,443)	$(85,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	30,000	—
Depreciation expense	10	35
Loss on disposal of property and equipment	—	107
Net amortization of premiums and accretion of discounts on investments	(1,397)	(1,317)
Non-cash interest expense on royalty obligation	13,100	—
Non-cash interest expense on senior secured term loan	2,088	—
Non-cash interest expense on convertible senior notes	280	—
Stock-based compensation expense	17,814	11,431
Non-cash lease expense	533	446
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,373)	802
Accounts payable	461	(9,205)
Accrued expenses	2,975	5,149
Operating lease liabilities	(481)	(446)
Net cash used in operating activities	(132,433)	(78,794)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(18)
Purchases of investments	(408,330)	(225,667)
Proceeds from sales and maturities of investments	182,239	27,120
Payments of milestones achieved pursuant to license agreements	(30,000)	—
Net cash used in investing activities	(256,093)	(198,565)
Cash flows from financing activities:
Payments of other offering costs for the ATM offering and equity offering	(527)	—
Payments of debt issuance costs for the senior secured term loan and convertible senior notes	(1,934)	—
Proceeds from exercise of stock options	1,173	1,821
Proceeds from issuance of common stock under employee stock purchase plan	592	—
Proceeds from issuance of common stock under ATM offering, net of commissions	71,532	—
Proceeds from issuance of common stock in connection with an equity offering, inclusive of underwriters' exercise of the overallotment option in full, net of underwriting discounts and commissions	108,100	—
Proceeds from senior secured term loan, net of discount	73,500	—
Proceeds from the issuance of convertible senior notes, inclusive of underwriters' exercise of the overallotment option in full, net of commissions	223,100	—
Net cash provided by financing activities	475,536	1,821
Effect of exchange rate changes on cash and cash equivalents	(1,074)	(288)
Net increase (decrease) in cash and cash equivalents	85,936	(275,826)
Cash and cash equivalents at beginning of period	110,641	319,832
Cash and cash equivalents at end of period	$196,577	$44,006

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained under operating lease arrangements	$—	$445
Deferred offering costs and debt issuance costs in accounts payable and accrued expenses	$25	$—

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

The Company’s condensed consolidated financial statements include the accounts of its wholly owned subsidiaries which include Zenas BioPharma (HK) Limited (“Zenas HK”), Zenas BioPharma (USA) LLC, Shanghai Zenas Biotechnology Co. Limited, Zenas BioPharma Securities Corp., Zenas BioPharma GmbH (Switzerland), Zenas BioPharma B.V. and Zenas BioPharma GmbH (Germany).

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

The Company’s capital to date has been generated primarily with proceeds received through the sale and issuance of preferred stock, convertible senior notes, the sale of common stock from its initial public offering (“IPO”), private and public equity offerings (please see Note 10, Common Stock, to these unaudited condensed consolidated financial statements), as well as from payments received under the Company’s license, collaboration and royalty purchase agreements (please see Note 7, License and Collaboration Revenue and Note 9, Royalty Obligation, to these unaudited condensed consolidated financial statements) and the senior secured term loan with Pharmakon Advisors, LP (“Pharmakon”) (please see Note 6, Long-Term Obligations, to these unaudited condensed consolidated financial statements).

The Company has not generated any revenue from product sales since inception, and its product candidates currently under development will require significant additional research and development efforts and regulatory approval prior to commercialization.

The Company has incurred operating losses and negative cash flows since its inception, including net losses of $111.5 million and $52.2 million for the three months ended June 30, 2026 and 2025, respectively, and $192.4 million and $85.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had an accumulated deficit of $957.6 million. Management expects operating losses and negative operating cash flows to continue for the foreseeable future.

The Company expects that its existing cash, cash equivalents and investments of $673.9 million as of June 30, 2026, will be sufficient to fund its operating and capital expenditures for at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026, and the results of operations and its cash flows for the three and six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as filed with the SEC, on March 16, 2026.

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

3.Fair Value Measurements

The following table presents information about the Company’s financial assets that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	As of June 30, 2026
Description	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Cash	$115,202	$115,202	$—	$—
Money market funds	81,375	81,375	—	—
Short-term investments:
Commercial paper	24,217	—	24,217	—
Corporate debt securities	78,902	—	78,902	—
Government securities	343,430	343,430	—	—
Long-term investments:
Corporate debt securities	16,648	—	16,648	—
Government securities	14,115	14,115	—	—
Total assets	$673,889	$554,122	$119,767	$—

	As of December 31, 2025
Description	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Cash	$13,038	$13,038	$—	$—
Money market funds	97,603	97,603	—	—
Short-term investments:
Commercial paper	5,959	—	5,959	—
Corporate debt securities	44,299	—	44,299	—
Government securities	182,293	182,293	—	—
Long-term investments:
Corporate debt securities	1,467	—	1,467	—
Government securities	15,805	15,805	—	—
Total assets	$360,464	$308,739	$51,725	$—

For information on the fair value of the Company’s long-term liabilities, see Note 6, Long-Term Obligations and Note 9, Royalty Obligation, to these unaudited condensed consolidated financial statements.

There have been no material impairments of the Company’s assets measured and carried at fair value as of June 30, 2026 and December 31, 2025. In addition, there have been no changes in valuation techniques as of June 30, 2026 and December 31, 2025. The fair value of Level 1 instruments classified as money market funds and government securities are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as short-term investments was determined using other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date and fair value is determined using models or other valuation methodologies.  During the six months ended June 30, 2026 and year ended December 31, 2025, there were no transfers between levels.

The short and long-term investments are classified as available-for-sale securities. As of June 30, 2026, the remaining contractual maturities of the available-for-sale securities were 1 to 16 months, and the balance in the Company’s accumulated other comprehensive income was comprised of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2026 and 2025. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same period. The Company had a limited number of available-for-sale securities in insignificant loss positions as of June 30, 2026, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of amortized cost for the investment maturity.

The following table summarizes the available-for-sale securities (in thousands):

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$24,236	$—	$(19)	$24,217
Corporate debt securities	95,670	2	(122)	95,550
Government securities	358,340	1	(796)	357,545
Total	$478,246	$3	$(937)	$477,312

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$5,957	$2	$—	$5,959
Corporate debt securities	45,740	28	(2)	45,766
Government securities	197,939	162	(3)	198,098
Total	$249,636	$192	$(5)	$249,823

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above.

4.Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Clinical trial deposits	$15,716	$12,882
Deferred offering costs	486	709
Other	87	218
Total other assets	$16,289	$13,809

5.Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
External research, development and manufacturing expenses	$43,632	$38,855
Employee compensation and benefits	9,836	13,080
Professional and consultant fees	1,702	1,500
Interest expense on convertible senior notes	1,465	—
Income taxes payable	—	118
Other	771	870
Total accrued expenses	$57,406	$54,423

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

The Loan Agreement bears interest at annual interest rate of 3-month secured overnight financing rate (“SOFR”) subject to a 3.25% floor, plus 5.75% payable quarterly in arrears. The Company may elect for 100% of the interest for the first 24 months following the Tranche A Loan funding date to be paid-in-kind (“PIK Interest”) without an increase in the interest rate.

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

Total net proceeds were $72.0 million after deducting discounts and debt issuance costs as of June 30, 2026. As of June 30, 2026, the Company elected to pay interest on the Term Loan as PIK Interest, which was added to the outstanding principal balance of the term loan. No repayment of principal was made during the three and six months ended June 30, 2026.

The following table reflects the Company’s senior secured term loan as of June 30, 2026 (in thousands):

June 30,
2026
Outstanding principal balance	$75,000
Accumulated PIK interest applied to term loan balance	1,894
Unamortized debt discounts and issuance costs	(2,834)
Carrying value	$74,060

The carrying value of the outstanding liability, which bears a variable interest rate indexed to the 3-month SOFR, approximates fair value as it reprices when market interest rates change and represents a Level 2 measurement within the fair value hierarchy.

The Company incurred $3.0 million of debt discounts and issuance costs, which were capitalized and deferred when incurred and subsequently amortized over the term of the Loan Agreement. The effective interest rate of the Loan Agreement, including the amortization of the debt issuance costs was 10.99% for the three months ended June 30, 2026.

Interest expense in relation to the Loan Agreement, including amortization of debt discounts and issuance costs amortization is as follows (in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2026	2026
Amortization of debt discounts and issuance costs	$160	$194
PIK interest expense (applied to term loan principal balance)	1,560	1,894
Total interest expense	$1,720	$2,088

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

As of June 30, 2026, the Company was in compliance with its debt covenants under the Loan Agreement.

Convertible Senior Notes

In March 2026, the Company issued an aggregate principal amount of $200.0 million of 2.50% convertible senior notes due 2032 (the “Convertible Notes”) with multiple individual investors (the “Holders”) in an underwritten public offering. In April 2026, the underwriters of the Company’s offering of the Convertible Notes exercised their overallotment option in full, pursuant to which the Company issued an additional principal amount of $30.0 million of Convertible Notes, before deducting commissions costs of $0.9 million. The Convertible Notes were issued pursuant to, and are governed by, an indenture (the “Base Indenture”), dated March 31, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture (the “Supplemental Indenture,” and the Base Indenture, as supplemented by the Supplemental Indenture, the “Indenture”), dated as of March 31, 2026, between the Company and the Trustee.

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

The Company incurred issuance costs related to the Convertible Notes of $7.3 million, which were recorded as debt issuance costs and were included as a reduction to the Convertible Notes on the unaudited condensed consolidated balance sheet. The debt issuance costs are amortized to interest expense using the effective interest rate method over the term of the Convertible Notes, resulting in an effective interest rate of 3.07%.

The outstanding balance of the Convertible Notes consisted of the following as of June 30, 2026 (in thousands):

June 30,
2026
Outstanding principal balance	$230,000
Unamortized commissions and offering costs	(7,044)
Carrying value	$222,956

The fair value of the Convertible Notes is influenced by the Company’s common stock price and has been classified as Level 1 within the fair value hierarchy as it uses quoted prices in active markets. The estimated fair value of the Convertible Notes as of June 30, 2026, was approximately $275.5 million.

None of the Convertible Notes were converted, nor did the Company redeem any of the Convertible Notes as of June 30, 2026.

Interest expense in relation to the Convertible Notes, including amortization of commissions and offering costs is as follows (in thousands):

For the three and six months ended June 30,
2026
Cash interest expense	$1,465
Amortization of commissions and offering costs	280
Total interest expense	$1,745

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

As of June 30, 2026, the Company was in compliance with its covenants under the Indenture.

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

As of June 30, 2026 and 2025, the Company recorded $0.8 million and $1.3 million, respectively, as a receivable included in prepaid expenses and other current assets. The Company recorded $0.8 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively, and $1.9 million and $3.0 million for the six months ended June 30, 2026 and 2025, respectively, as a reduction to research and development expense for global development costs to be reimbursed by BMS. The Company did not recognize revenue related to the BMS Agreement during the three and six months ended June 30, 2026 and 2025.

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

During the three and six months ended June 30, 2026, the Company recognized revenue of $1.0 million, related to the achievement of a certain development milestone. The Company did not recognize revenue related to the Tenacia Agreement during the three and six months ended June 30, 2025. The Company is entitled to receive remaining development, regulatory, and sales milestones from Tenacia of up to approximately $85.0 million if certain milestones are achieved.

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

As of June 30, 2026 and 2025, no milestones were achieved or deemed probable of achievement.

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

2021 Xencor Agreement

In May 2021, the Company entered into a license agreement with Xencor (the “2021 Xencor Agreement”), under which the Company obtained an exclusive, royalty-bearing, sublicensable worldwide license to research, develop, manufacture, market and sell obexelimab. The Company is obligated to make regulatory milestone payments up to $75.0 million, including $10.0 million for FDA marketing authorization submission which was achieved during the three months ended June 30, 2026 and $20.0 million for marketing approval, and one-time sales milestone payments up to $385.0 million upon achieving milestone events of net sales in a given calendar year in the territory equal to certain threshold amounts. In addition, the Company is required to pay Xencor tiered royalties on annual net sales of successfully commercialized products utilizing obexelimab, with the royalty percentages varying based on regions and ranging from the mid-single digits to the mid-teens.

During the three months ended June 30, 2026, the Company completed the FDA marketing authorization submission and made a $10.0 million milestone payment which was recorded as acquired in-process research and development expense. During three and six months ended June 30, 2026 and 2025, the Company did not record any reimbursable patent-related costs.

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

During the three and six months ended June 30, 2026 and 2025, the Company did not incur expenses related to Viridian contract manufacturing organization (“CMO”) costs. Viridian has agreed to reimburse the Company for certain services the Company performs on Viridian’s behalf, with reimbursements being recorded as a reduction in research and development expenses. During the three and six months ended June 30, 2026, the Company did not incur any reimbursable expenses. During the three and six months ended June 30, 2025, the Company recorded an immaterial amount and $0.2 million in reimbursable expenses, respectively. Additionally, during the six months ended June 30, 2026 and 2025, the Company did not achieve any milestones.

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

The Company is also required to make an additional one-time non-refundable cash payment of $25.0 million and issue an additional 2,000,000 shares of common stock to InnoCare upon the achievement of a specified development milestone related to Zenas’ Phase 3 clinical trial for orelabrutinib in any indication other than primary progressive MS, or by March 31, 2026, upon the occurrence of certain specified events, whichever comes first (the “Near-term Milestone”). In addition, the Company has agreed to make one-time, potential near-term milestone payments of $20.0 million each, upon the achievement of certain regulatory milestones for ZB021 and ZB022 (the “Regulatory Milestones”). During the three months ended June 30, 2026, the Company achieved the ZB021 Regulatory Milestone and made a payment of $20.0 million, which was recorded as acquired in-process research and development expense.

The Company is further obligated to pay future regulatory and commercial milestones of up to $723.0 million related to orelabrutinib, and future development, regulatory, and commercial milestones of up to $636.0 million for ZB021, and $656.0 million for ZB022, inclusive of the $20.0 million Regulatory Milestone for ZB022 specified above, if certain milestones are successfully achieved. In addition, the Company is obligated to pay royalties on net sales at rates ranging from high-single digits to high-teens for orelabrutinib, and mid-single digits to mid-teens for the preclinical compounds.

Under the InnoCare License Agreement, the Company is obligated to reimburse InnoCare for certain clinical trial startup costs and Investigational New Drug (“IND”) enabling activities which were incurred prior to and after the effective date of the agreement. During the three and six months ended June 30, 2026, the Company incurred $0.7 million and $1.9 million of expense, respectively. During the three and six months ended June 30, 2026, the Company made payments of $1.4 million and $2.2 million to InnoCare related to the acquired programs, respectively.

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

The following table shows the activity within the liability account of the arrangement (in thousands):

Period from inception to June 30, 2026
Proceeds from royalty obligation	$75,000
Issuance costs	(3,691)
Interest expense related to royalty obligation	20,428
Royalty obligation as of June 30, 2026	$91,737
Effective interest rate	32.3%

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

In October 2025, the Company entered into a sales agreement with Jefferies under which the Company could, from time to time, issue and sell shares of its common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more at-the-market equity offerings (“2025 ATM Program”). The Company’s common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. For the three months ended June 30, 2026, the Company did not sell any shares of common stock under the 2025 ATM Program. As of June 30, 2026, $96.8 million remained available under the 2025 ATM Program.

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

In April 2026, the underwriters of the Company’s follow-on equity offering exercised their overallotment option in full, pursuant to which the Company issued and sold an additional 750,000 shares of common stock, at $20.00 per share, for gross proceeds of $15.0 million, before deducting commissions and estimated offering costs of $0.9 million payable by the Company.

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there are no cumulative voting rights.

The Company has reserved the following shares of common stock for the potential conversion of outstanding stock options, restricted stock units (“RSUs”), employee stock purchase plan and conversion of Convertible Notes:

	June 30, 2026	December 31, 2025
Options to purchase common stock	12,645,400	10,675,615
Remaining shares reserved for future issuance	1,299,197	431,863
RSUs	1,263,694	599,675
Employee stock purchase plan	1,273,608	773,122
Common stock reserved under convertible senior notes[1]	13,225,000	—
Total	29,706,899	12,480,275

1 Represents a maximum conversion rate of 50.0000 shares of common stock per $1,000 principal amount of notes.

11.Stock-Based Compensation

2020 Plan

In August 2020, the Company’s sole director adopted the 2020 Equity Incentive Plan (the “2020 Plan”). Upon effectiveness of the 2024 Plan (as defined below), the Company ceased granting additional awards under the 2020 Plan and the remaining available shares for future grants were transferred to the 2024 Plan. The 2020 Plan allowed the Company to grant stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards to employees, officers, directors and consultants of the Company and its subsidiaries. As of June 30, 2026, 3,092,255 shares of stock options were issued and outstanding under the 2020 Plan.

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

The number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025 through January 1, 2034, by the number of shares equal to the lesser of (i) five percent of the aggregate number of shares of common stock outstanding as of such date, and (ii) a number of shares as may be determined by the Board on or prior to such date. On January 1, 2026, the number of shares of common stock available for issuance under the Company’s 2024 Plan increased to 3,156,138. As of June 30, 2026, 1,028,297 shares of common stock were available for issuance under the 2024 Plan.

2026 Inducement Plan

In December 2025, the Company’s Board adopted the 2026 Inducement Plan (the “2026 Inducement Plan”), which became effective December 10, 2025. The 2026 Inducement Plan provides for awards of non-qualified stock options and other awards under the 2026 Inducement Plan to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering the employment of the Company. The grants constitute “employment inducement grants” in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and are issued outside of the 2024 Plan. The inducement grants include non-statutory options to purchase shares of the Company’s common stock and RSUs. The inducement grants have terms and conditions consistent with those set forth in the 2024 Plan and vest under the same respective vesting schedules as stock options and RSUs granted under the 2024 Plan. The Company initially reserved 1,000,000 shares of common stock for the issuance of awards under the 2026 Inducement Plan. As of June 30, 2026, 270,900 shares of common stock were available for issuance under the 2026 Inducement Plan.

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

From time to time, the Company grants equity awards to newly hired employees as an inducement to enter into employment with the Company. The grants constitute "employment inducement grants" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and are issued outside of the 2024 and 2026 Plans (the “Individual Inducement Grants”). The Individual Inducement Grants include non-statutory stock options to purchase shares of the Company's common stock and RSUs. The Individual Inducement Grants are granted under individual inducement agreements and have terms and conditions consistent with those set forth under the 2024 Plan and vest under the same respective vesting schedules as stock option awards granted under the 2024 Plan. The Individual Inducement Grants are included in the stock option award tables below. As of June 30, 2026, the Company granted 1,062,000 non-statutory stock options as Individual Inducement Grants, which were awarded during the year ended December 31, 2025. The Company did not grant any stock options or RSUs as Individual Inducement Grants during the three or six months ended June 30, 2026.

The following table presents a summary of the Company’s stock option activity and related information:

	Number of Shares	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2025	10,675,615	$13.46	8.60	$243,979
Granted	2,299,700	$19.35
Exercised	(103,592)	$11.33		$1,204
Forfeited or cancelled	(226,323)	$13.76
Outstanding - June 30, 2026	12,645,400	$14.54	8.26	$139,386
Options vested and exercisable as of June 30, 2026	4,796,080	$12.35	7.50	$62,478
Options vested and expected to vest as of June 30, 2026	12,645,400	$14.54	8.26	$139,386

The aggregate intrinsic value of the stock options outstanding is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those stock options that had an exercise price lower than the fair value of the Company’s common stock as of the measurement date of June 30, 2026.

Restricted Stock Units

The Company has granted RSUs that are subject to time-based vesting conditions, that vest equally over four years, assuming continued employment. RSUs with time-based vesting conditions are valued on the grant date using the grant date market value price of the underlying shares of the Company’s common stock. The following table summarizes the Company’s RSU activity:

	Number of Shares	Weighted - Average Grant Date Fair Value
Unvested as of December 31, 2025	599,675	$14.23
Granted	848,100	$19.49
Vested	(119,545)	$11.94
Forfeited	(64,536)	$12.81
Unvested as of June 30, 2026	1,263,694	$18.05

The fair value of RSUs vested during the three and six months ended June 30, 2026 was $2.2 million.

As of June 30, 2026, unrecognized stock-based compensation expense was $109.6 million, which is expected to be recognized over a weighted-average period of 3.0 years.

The Company recognized stock-based compensation expense related to the issuance of equity awards to employees and directors in the unaudited condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$3,861	$2,113	$6,957	3,694
General and administrative	4,758	3,932	10,857	7,737
Total stock-based compensation expense	$8,619	$6,045	$17,814	$11,431

Employee Stock Purchase Plan

In September 2024, the Board adopted the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The number of shares of common stock available under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2025 through January 1, 2034, by the number of shares equal to the lesser of (i) one percent of the aggregate number of shares of common stock outstanding as of such date, and (ii) a number of shares as may be determined by the Board on or prior to such date, up to a maximum of 1,000,000 shares in the aggregate per year. On January 1, 2026, the number of shares of common stock authorized for issuance under the ESPP increased to 1,317,977. As of June 30, 2026, 1,273,608 shares were available for future issuance under the ESPP.  During the three months ended June 30, 2026, there were no issuances under the ESPP. During the six months ended June 30, 2026, there were 44,369 shares issued under the ESPP.

12.Net Loss Per Share

The Company’s potentially dilutive securities, which include stock options, RSUs, convertible senior notes, and the 2,000,000 shares of common stock to be issued to InnoCare, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following shares from the computation of diluted net loss as of June 30, 2026 and 2025 because including them would have had an anti-dilutive effect:

	June 30,
	2026	2025
Options to purchase common stock	12,645,400	10,615,469
Unvested RSUs	1,263,694	511,100
Common stock to be issued to InnoCare	2,000,000	—
Shares of common stock underlying convertible senior notes outstanding[1]	8,679,234	—

1 Represents conversion rate, as of June 30, 2026, of 37.7358 shares of common stock per $1,000 principal amount of notes.

13.Commitments and Contingencies

Other Contracts

The Company has entered into agreements with certain vendors for the provision of services that the Company is not contractually able to terminate for convenience and thereby avoid any and all future obligations to the vendors. Under such agreements, the Company is contractually obligated to make certain minimum payments to the vendors, with the exact amounts in the event of termination to be based on the timing of the termination and the exact terms of the agreement. As of June 30, 2026, our total non-cancellable clinical manufacturing contract payment obligations are $15.8 million of which the full obligation is payable within 12 months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its unaudited condensed consolidated financial statements as of June 30, 2026.

Litigation and Other Proceedings

The Company may periodically become subject to legal proceedings and claims arising in the ordinary course of business. As of June 30, 2026, the Company was not subject to any material legal proceedings which would reasonably be expected to have a material adverse effect on the Company’s financial results.

14.Related Party Transactions

Xencor, Inc.

The Company has obtained exclusive, worldwide licenses from Xencor to research, develop, manufacture, market and sell three antibody product candidates pursuant to two license agreements. The Company has concluded that Xencor is a related party, due to the issuance of convertible preferred stock in December 2020 and April 2023. In connection with the completion of the IPO, in September 2024, all outstanding shares of preferred stock converted into shares of common stock. As of June 30, 2026, Xencor held less than 10% of the shares of the Company’s outstanding common stock.

Viridian Therapeutics, Inc.

The Company has obtained a license from Viridian to research, develop, manufacture, market and sell an antibody product candidate in China. Prior to May 2026, the Company concluded that Viridian was a related party because although Fairmount Funds Management LLC owns less than 10% of shares of the Company’s outstanding common stock, they held a seat on the Board and are also a 10% or greater stockholder of Viridian and have two seats on Viridian’s board of directors. Effective May 2026, Fairmount Funds Management LLC no longer holds a seat on the Board and thus, the Company has determined that Viridian is no longer a related party.

Zai Lab (Hong Kong) Limited

The Company has granted a sublicense to Zai to develop, manufacture and commercialize ZB001 and related programs in greater China. The Company has concluded that Zai is a related party, as the Company’s CEO and Chairman is a member of Zai’s board of directors.

InnoCare Pharma Inc.

The Company has obtained the exclusive rights from InnoCare to develop, manufacture and commercialize three product candidates pursuant to the InnoCare License Agreement. Though InnoCare does not hold any direct controlling interest in the Company, the Company has concluded that InnoCare is a related party, due to the 5,000,000 shares of common stock issued and the 2,000,000 shares of common stock to be issued pursuant to the InnoCare License Agreement. As of June 30, 2026, InnoCare held less than 10% of the shares of the Company’s outstanding common stock.

For additional information on these arrangements, please see Note 7, License and Collaboration Revenue and Note 8, License Agreements, to these unaudited condensed consolidated financial statements.

15.Segment Information

The Company manages its operations on a consolidated basis as a single reportable segment focused on the research and development of immunology-based therapies. The accounting policies of the single reportable segment are identical to those described in Note 1, Nature of Business, to these unaudited condensed consolidated financial statements. When evaluating the Company’s financial performance, the Company’s chief operating decision-maker (the “CODM”), its Chief Executive Officer regularly reviews consolidated net loss, total expense and direct expenses by program and compared to budget. The CODM allocates resources based on the Company’s available cash resources, and forecasted expenditures on a consolidated basis, as well as an assessment of the probability of success of its research and development activities on a program basis. Segment asset information regularly provided to the CODM is consistent with that reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and investment balances. Revenue is primarily attributed to individual countries based on the entity owning the license. During the three and six months ended June 30, 2026, the Company recognized $1.0 million of revenue, which was attributed to Zenas HK. During the three months ended June 30, 2025, the Company did not recognize any revenue and for the six months ended June 30, 2025, the Company recognized $10.0 million of revenue which was attributed to Zenas HK.

The following table presents certain financial data for the Company’s reportable segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue	$1,000	$—	$1,000	$10,000
Less:
Direct research and development expenses:[1]
Obexelimab	29,394	29,894	61,154	53,254
Orelabrutinib	11,206	—	21,307	—
Other programs (ZB002, ZB004, ZB014, ZB021 & ZB022)	1,458	400	2,026	736
Partnered regional programs (ZB001 & ZB005)	(24)	(137)	(24)	(37)
Unallocated research and development[2]	17,018	10,757	31,932	20,295
General and administrative[3]	10,988	8,204	21,800	16,814
Acquired in-process research and development[4]	30,000	—	30,000	—
Stock-based compensation	8,619	6,045	17,814	11,431
Other segment items[4]	3,797	(2,940)	7,434	(6,697)
Segment net loss	$(111,456)	$(52,223)	$(192,443)	$(85,796)

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

4 Acquired -in- process research and development expenses consist of milestones achieved pursuant to the Xencor and InnoCare license agreements, for additional details see Note 8, License Agreements to these condensed consolidated financial statements.

5 Other segment items consist of other (income) expense, net, and income tax (benefit) provision. Other (income) expense, net consists of interest income, interest expense related to the royalty obligation, the senior secured term loan and convertible senior note as well as realized and unrealized gains and losses on foreign currency transactions.

16.Subsequent Events

ATM Program

In July 2026, the Company completed the sale of 1,818,181 shares of common stock under the 2025 ATM Program, with an average gross sales price of $27.50 per share, resulting in proceeds of $48.7 million, net of commissions. As of the issuance date of these financial statements, $46.8 million remained available under the 2025 ATM Program.

Achievement of specified regulatory milestone pursuant to the BMS Agreement

In August 2026, BMS announced the achievement of a specified regulatory milestone under the BMS Agreement, which requires BMS to make a milestone payment of $10.0 million to the Company. Due to the achievement of the specified regulatory milestone by BMS, the Company is obligated to make a milestone payment of $2.5 million to Xencor pursuant to the 2021 Xencor Agreement.

Amendment to 2026 Inducement Plan

In August 2026, the 2026 Inducement Plan was amended to increase the number of equity awards available for grant by 600,000.

Achievement of Near-term Milestone pursuant to the InnoCare Agreement

In August 2026, the Company achieved the Near-term Milestone and is obligated to make a milestone payment of $25.0 million and issue 2,000,000 shares of common stock to InnoCare.

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

In January 2026, we reported positive results from the Phase 3 trial of obexelimab in patients with IgG4-RD. Obexelimab met the primary endpoint, demonstrating a highly statistically significant and clinically meaningful 56% reduction in the risk of IgG4-RD flare compared to placebo (Hazard Ratio 0.44, p=0.0005) and also met and demonstrated highly statistically significant activity compared to placebo on all four key secondary endpoints. Obexelimab was well tolerated with a safety profile consistent with that observed in previously completed clinical trials. Based on these results, we submitted the obexelimab Biologics License Application (“BLA”) to the FDA for the treatment of IgG4-RD in May 2026. In August, the FDA accepted the Company’s BLA and assigned a Prescription Drug User Fee Act (“PDUFA”) target date of May 27, 2027. We intend to submit a Marketing Authorization Application to the European Medicines Agency in the second half of 2026.

In August 2026, we announced that bioequivalence was established between obexelimab delivered via prefilled syringe and single-dose prefilled pen. The single-dose prefilled pen has the potential to offer a more convenient delivery option for patients. We intend to submit a supplemental application to obexelimab’s IgG4-RD BLA, if approved, and to include the bioequivalence data to a European MAA submission in the second half of 2026.

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

In October 2024, we entered into the Novation Agreement with Tenacia Biotechnology (Hong Kong) Limited (“Tenacia”), under which we transferred our rights and obligations under our agreements with Dianthus to Tenacia for ZB005. As partial consideration for the Tenacia Agreement, we received a non-creditable, non-refundable upfront fee of $5.0 million from Tenacia. In June 2026, we recorded collaboration and license revenue of $1.0 million upon successful achievement of a development milestone. In addition, we are eligible to receive up to an additional $85.0 million upon the achievement of certain future regulatory and commercial milestones.

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

In October 2025, we entered into a License Agreement (the “InnoCare License Agreement”) with InnoCare Pharma Inc. (“InnoCare”), under which InnoCare granted to us the exclusive rights to develop, manufacture, and commercialize: i) orelabrutinib, in the MS field worldwide, and in all non-oncology indications outside greater China and Southeast Asia, ii) ZB021 in all fields of use worldwide, excluding greater China and Southeast Asia and iii) ZB022 in all fields of use worldwide. We also obtained certain non-exclusive rights to perform development and manufacturing activities in greater China and Southeast Asia. As consideration for the InnoCare License Agreement, we made a non-refundable upfront payment of $35.0 million. We also issued 5,000,000 shares of common stock to InnoCare in a private placement, and we may be required to issue an additional 2,000,000 shares of common stock in a private placement, upon the achievement of a specified development milestone related to a Phase 3 clinical trial for orelabrutinib in any indication other than PPMS. We are further obligated to pay future regulatory and commercial milestones of up to $723.0 million related to orelabrutinib and future development, regulatory, and commercial milestones of  up to $636.0 million for ZB021, and $656.0 million for ZB022. In addition, we may be obligated to pay royalties on net sales at rates ranging from high-single digits to high-teens for orelabrutinib, and mid-single digits to mid-teens for the preclinical compounds.

Since inception, our operations have focused on research and development activities with respect to our product candidates as described above, as well as raising capital, business planning, organizing and staffing our company, establishing our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We have financed our operations to date primarily with the proceeds from the issuance of convertible preferred stock, convertible senior notes, from the sale of common stock in our IPO completed in September 2024, private and public equity offerings, as well as from payments received under our license, collaboration and royalty purchase agreements and the senior secured term loan with Pharmakon Advisors, LP (“Pharmakon”). In October 2025, we closed our private investment in public equity (“PIPE”) of 6,311,030 shares of common stock for net proceeds of approximately $111.8 million, after deducting agent fees and other offering costs. Additionally, in October 2025, we entered into a sales agreement with Jefferies LLC (“Jefferies”) under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more at-the-market (“ATM”) equity offerings (“2025 ATM Program”).  During the six months ended June 30, 2026, we sold 2,827,723 shares of common stock under the 2025 ATM Program, with proceeds of $71.5 million, net of commissions. As of June 30, 2026, $96.8 million remained available under the 2025 ATM Program. Further in March 2026, we entered into the Loan Agreement with the Collateral Agent, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon, providing for up to a $250.0 million term loan facility consisting of several tranches of loans that will become available upon the achievement of certain milestones.

We have incurred significant operating losses and negative cash flows since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses for the three and six months ended June 30, 2026 were $111.5 million and $192.4 million, respectively, and we recorded net loss of $52.2 million and $85.8 million, for the three and six months ended June 30, 2025. As of June 30, 2026, we had an accumulated deficit of $957.6 million. We expect to continue to incur significant and increasing losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2026, we had $673.9 million in cash, cash equivalents and investments. We expect that our existing cash, cash equivalents and investments will be sufficient to fund our capital and operating expenditures for at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. We estimate that our existing cash, cash equivalents and investments will be sufficient to fund our projected operations and capital expenditure requirements into 2029. Assuming receipt of the potential $75 million milestone payment from Royalty Pharma combined with the potential $75 million from the senior secured term loan with Pharmakon associated with achieving FDA marketing approval of obexelimab for IgG4-RD, we expect our cash, cash equivalents and investments will fund our operating expenses and capital expenditure requirements at least through the second quarter of 2029. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. See section titled “Liquidity and Capital Resources.”

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

Additionally, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the clinical stage biopharmaceutical industry.

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

Pursuant to the Tenacia Agreement, we transferred our rights, title, interest, liabilities, duties and obligations under the Option and License Agreements with Dianthus to Tenacia for ZB005. The revenue recognized to date pursuant to this arrangement relates to the novation of the ZB005 license, asset transfer and technology transfer, which was recognized upon delivery of the license, related assets and technology transfer as well as revenue related to a certain development milestone which was recognized upon achievement of such milestone. We will recognize additional development and regulatory milestones as defined in the Tenacia Agreement when the achievement of the underlying milestone events is deemed probable, which is expected to be upon achievement. Sales milestones and royalties on future sales will be recognized in the period the related sales occur.

Pursuant to the Zai License Agreement, we granted Zai an exclusive sublicense to develop and commercialize ZB001 and related programs in greater China. As partial consideration for the Zai License Agreement, we received an upfront fee of $10.0 million from Zai. In addition, we are eligible to receive up to $96.0 million upon the achievement of certain development and commercial milestones and royalty percentage rates from the low to mid-single digits, net of pass-through obligations due to Viridian.

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

Total Other Income (Expense), Net

Other Income (Expense), Net

Other income (expense), net primarily consists of interest expense related to our royalty obligation, our senior secured term loan and our convertible senior notes, income generated from cash equivalents and investments as well as realized and unrealized gains and losses on foreign currency transactions.

Income Taxes

Since our inception, we have not recorded income tax benefits for any of our deferred tax assets, including the net operating losses (“NOLs”) incurred or the research and development tax credits generated in each year, as we have concluded that it is more likely than not that these deferred tax assets will not be realized.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended June 30,
	2026	2025	Increase (Decrease)
Revenue:
License and collaboration revenue	$1,000	$—	$1,000
Total revenue	1,000	—	1,000
Operating expenses:
Research and development	$62,913	$43,027	$19,886
General and administrative	15,746	12,136	3,610
Acquired in-process research and development	30,000	—	30,000
Total operating expenses	108,659	55,163	53,496
Loss from operations	(107,659)	(55,163)	(52,496)
Other income (expense), net:
Interest expense on royalty obligation	(6,837)	—	(6,837)
Interest expense on senior secured term loan	(1,720)	—	(1,720)
Interest expense on convertible note	(1,745)	—	(1,745)
Interest income	6,603	2,743	3,860
Other income (expense), net	16	217	(201)
Total other income (expense), net	(3,683)	2,960	(6,643)
Loss before income taxes	(111,342)	(52,203)	(59,139)
Income tax provision (benefit)	114	20	94
Net loss	$(111,456)	$(52,223)	$(59,233)

Revenue

For the three months ended June 30, 2026, we recognized license and collaboration revenue of $1.0 million, related to the achievement of a development milestone under the Tenacia Agreement. For the three months ended June 30, 2025, we did not recognize any license and collaboration revenue.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Three Months Ended June 30,
	2026	2025	Increase (Decrease)
Direct research and development expenses by program:
Obexelimab	$29,394	$29,894	$(500)
Orelabrutinib	11,206	—	11,206
Other programs (ZB002, ZB004, ZB014, ZB021 & ZB022)	1,458	400	1,058
Partnered regional programs (ZB001 & ZB005)	(24)	(137)	113
Unallocated research and development expenses:
Personnel related expenses (including stock-based compensation)	18,481	12,303	6,178
Other expenses	2,398	567	1,831
Total research and development expenses	$62,913	$43,027	$19,886

Research and development expenses were $62.9 million for the three months ended June 30, 2026, compared to $43.0 million for the three months ended June 30, 2025. The increase of $19.9 million was primarily attributable to the following:

●	$0.5 million decrease in costs related to the development of obexelimab, our lead product candidate, driven by $0.8 million decrease in manufacturing costs for clinical trial materials offset by a $0.3 million increase in clinical trial, development and regulatory costs;

●	a $11.2 million increase in costs related to the development of orelabrutinib, driven by clinical trial and regulatory costs; and
●	a $6.2 million increase in personnel costs, including a $4.3 million increase in salary and benefit related expense, due to an increase in headcount, a $1.7 million increase in stock-based compensation expense, and a $0.2 million increase in external contractor expenses and other personnel costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Three Months Ended June 30,
	2026	2025	Increase (Decrease)
Personnel related expenses (including stock-based compensation)	$10,808	$8,508	$2,300
Legal and professional fees	4,447	2,073	2,374
Facilities and other expenses	491	1,555	(1,064)
Total general and administrative expenses	$15,746	$12,136	$3,610

General and administrative expenses were $15.7 million for the three months ended June 30, 2026, compared to $12.1 million for the three months ended June 30, 2025. The increase of $3.6 million was primarily attributable to the following:

●	a $2.3 million increase in personnel costs, including a $1.7 million increase in salary and benefit related expense, primarily due to an increase in headcount to support pre-commercialization efforts, a $0.8 million increase in stock-based compensation expense, offset by a $0.1 million decrease in external contractor expense and other personnel costs, and a $0.1 million decrease in recruiting expense; and
●	a $2.4 million increase in legal and professional fees, including consulting, pre-commercialization efforts, audit and tax expenses, primarily attributable to company growth and continued operations as a public company.

Acquired In-Process Research and Development Expenses

For the three months ended June 30, 2026, acquired IPR&D expenses were $30.0 million, which included $10.0 million, related to the achievement of a milestone under the Xencor Agreement and related to the completion of the FDA marketing authorization submission for obexelimab and $20.0 million, related to the achievement of a Regulatory Milestone under the InnoCare Agreement. The Company did not recognize any acquired IPR&D expenses for the three months ended June 30, 2025.

Total Other Income (Expense), Net

For the three months ended June 30, 2026, total other income (expense), net was $3.7 million of expense, compared to $3.0 million of income for the three months ended June 30, 2025. The change of $6.6 million is primarily related to an increase in interest expense of $10.3 million related to our royalty obligation, senior secured term loan and convertible senior notes, partially offset by interest income related to higher cash, cash equivalents and investments balances.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025	Increase (Decrease)
Revenue:
License and collaboration revenue	$1,000	$10,000	$(9,000)
Total revenue	1,000	10,000	(9,000)
Operating expenses:
Research and development	$123,352	$77,942	$45,410
General and administrative	32,657	24,551	8,106
Acquired in-process research and development	30,000	—	30,000
Total operating expenses	186,009	102,493	83,516
Loss from operations	(185,009)	(92,493)	(92,516)
Other income (expense), net:
Interest expense on royalty obligation	(13,100)	—	(13,100)
Interest expense on senior secured term loan	(2,088)	—	(2,088)
Interest expense on convertible note	(1,745)	—	(1,745)
Interest income	9,621	6,136	3,485
Other (expense) income, net	(8)	376	(384)
Total other income (expense), net	(7,320)	6,512	(13,832)
Loss before income taxes	(192,329)	(85,981)	(106,348)
Income tax provision (benefit)	114	(185)	299
Net loss	$(192,443)	$(85,796)	$(106,647)

Revenue

For the six months ended June 30, 2026, we recognized license and collaboration revenue of $1.0 million, related to the achievement of a development milestone under the Tenacia Agreement. For the six months ended June 30, 2025, we recognized revenue of $10.0 million related to the one-time non-refundable upfront cash payment under the Zai License Agreement that was recognized upon delivery of the license and related technology transfer.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025	Increase (Decrease)
Direct research and development expenses by program:
Obexelimab	$61,154	$53,254	$7,900
Orelabrutinib	21,307	—	21,307
Other programs (ZB002, ZB004, ZB014, ZB021 & ZB022)	2,026	736	1,290
Partnered regional programs (ZB001 & ZB005)	(24)	(37)	13
Unallocated research and development expenses:
Personnel related expenses (including stock-based compensation)	35,040	23,081	11,959
Other expenses	3,849	908	2,941
Total research and development expenses	$123,352	$77,942	$45,410

Research and development expenses were $123.4 million for the six months ended June 30, 2026, compared to $78.0 million for the six months ended June 30, 2025. The increase of $45.4 million was primarily attributable to the following:

●	a $7.9 million increase in costs related to the development of obexelimab, our lead product candidate, driven by a $4.2 million increase in clinical trial, development and regulatory costs and a $3.7 million increase in manufacturing costs for clinical trial materials;
●	a $21.3 million increase in costs related to the development of orelabrutinib, driven by clinical trial and regulatory costs; and

●	a $12.0 million increase in personnel costs, including a $8.2 million increase in salary and benefit related expense, due to an increase in headcount, a $3.3 million increase in stock-based compensation expense, and a $0.5 million increase in external contractor expenses and other personnel costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025	Increase (Decrease)
Personnel related expenses (including stock-based compensation)	$23,413	$17,216	$6,197
Legal and professional fees	8,140	4,226	3,914
Facilities and other expenses	1,104	3,109	(2,005)
Total general and administrative expenses	$32,657	$24,551	$8,106

General and administrative expenses were $32.7 million for the six months ended June 30, 2026, compared to $24.6 million for the six months ended June 30, 2025. The increase of $8.1 million was primarily attributable to the following:

●	a $6.2 million increase in personnel costs, including a $3.4 million increase in salary and benefit related expense, primarily due to an increase in headcount to support pre-commercialization efforts, a $3.1 million increase in stock-based compensation expense, and a $0.1 million increase in external contractor expenses and other personnel costs, offset by a $0.4 million decrease in recruiting expense; and

●	a $3.9 million increase in legal and professional fees, including consulting, pre-commercialization efforts, audit and tax expenses, primarily attributable to company growth and continued operations as a public company.

Acquired In-Process Research and Development Expenses

For the six months ended June 30, 2026, acquired IPR&D expenses were $30.0 million, which included $10.0 million, related to the achievement of a milestone under the Xencor Agreement and related to the completion of the FDA marketing authorization submission for obexelimab and $20.0 million, related to the achievement of a Regulatory Milestone under the InnoCare Agreement.  The Company did not recognize any acquired IPR&D expenses for the six months ended June 30, 2025.

Total Other Income (Expense), Net

For the six months ended June 30, 2026, total other income (expense), net was $7.3 million of expense, compared to $6.5 million of income for the six months ended June 30, 2025. The change of $13.8 million is primarily related to an increase in interest expense of $16.9 million related to our royalty obligation, senior secured term loan and convertible senior notes, partially offset by interest income related to higher cash, cash equivalents and investments balances.

Liquidity and Capital Resources

Overview

We have incurred significant operating losses since inception. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources until 2027 at the earliest, if at all. As of June 30, 2026, we had $673.9 million in cash, cash equivalents, and investments and we had an accumulated deficit of $957.6 million. Through June 30, 2026, we have funded our operations primarily with gross proceeds of $358.0 million through the sale and issuance of preferred stock and convertible notes, net proceeds from the sale of common stock of $234.3 million after deducting underwriting discounts, commissions and other offering costs from our IPO, $111.8 million, after deducting placement fees and other offering costs from our PIPE offering, $100.1 million, after deducting commissions and other offering costs from our 2025 ATM Program, $330.4 million, after deducting commissions and issuance costs from our current convertible notes and equity offering inclusive of the underwriters’ exercise of the overallotment option in full, as well as $65.0 million from our BMS Agreement, Tenacia Agreement and Zai License Agreement, collectively, $71.3 million after deducting issuance cost, from our Royalty Purchase Agreement and $72.0 million from the first tranche under our debt arrangement with Pharmakon after deducting discounts and issuance costs.

Future Funding Requirements:

We expect that our available cash, cash equivalents and investments, as of June 30, 2026, will be sufficient to fund our capital and operating expenditures for at least the next twelve months from the date of the issuance of this Quarterly Report on Form 10-Q. We estimate that our existing cash, cash equivalents and investments will be sufficient to fund our projected operations and capital expenditure requirements into 2029. Assuming receipt of the potential $75 million milestone payment from Royalty Pharma combined with the potential $75 million from the senior secured term loan with Pharmakon associated with achieving FDA marketing approval of obexelimab for IgG4-RD, we expect that our cash, cash equivalents and investments will fund our operating expenses and capital expenditure requirements at least through the second quarter of 2029.

Our primary uses of capital are, and we expect to continue to be, third-party clinical research and development services, manufacturing costs, pre-commercialization expenses, compensation and related expenses, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect.

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

Senior Secured Term Loan

In March 2026, the Company entered into the Loan Agreement with the Collateral Agent, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon and the guarantors party thereto. The Loan Agreement provides for up to a $250.0 million Term Loan that matures on March 27, 2031 and consists of five tranches including (1) a Tranche A Loan of $75.0 million drawn March 27, 2026, (2) a Tranche B Loan of $50.0 million which will be required to be drawn (and up to an additional $25.0 million that the Company may elect to draw) by no later than November 1, 2027, subject to the occurrence of the Tranche B/C Approval Condition, (3) a Tranche C Loan of $25.0 million (less any amounts elected to be (and actually) drawn under the Tranche B Loan in excess of $50.0 million) which will be available at the Company’s election, subject to the occurrence of the Tranche B/C Approval Condition, no later than April 28, 2028, (4) a Tranche D Loan of $50.0 million which will be available at the Company’s election no later than October 30, 2028, subject to the occurrence of the Tranche B/C Approval Condition and achievement of certain milestones in respect of certain net sales levels and (5) a Tranche E Loan of $50.0 million which will be available at the Company’s election no later than April 30, 2029, subject to the occurrence of the Tranche B/C Approval Condition and achievement of certain milestones in respect of net sales levels. We received net proceeds of $73.0 million from the draw of the Tranche A Loan after deducting the 2.00% funding fee. As of June 30, 2026, we are in compliance with all covenants under the Loan Agreement.

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

At-the-Market Program

In October 2025, we entered into a sales agreement with Jefferies under which we could, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, under the 2025 ATM Program. Pursuant to the sales agreement, shares will be sold under the shelf registration statement on Form S-3 ASR (Registration No. 333-290777), which became automatically effective upon filing on October 8, 2025. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. For the three months ended June 30, 2026, we did not sell any shares of common stock under the 2025 ATM Program. Since June 30, 2026, we have sold an additional 1,818,181 shares of common stock under the 2025 ATM Program, with proceeds of $48.7 million, net of commissions. As of the issuance date of this Quarterly Report on Form 10-Q, $46.8 million remained available under the 2025 ATM Program.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(132,433)	$(78,794)
Net cash used in investing activities	(256,093)	(198,565)
Net cash provided by financing activities	475,536	1,821
Effect of exchange rate changes on cash and cash equivalents	(1,074)	(288)
Net increase (decrease) in cash and cash equivalents	$85,936	$(275,826)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $132.4 million, and was primarily due to our net loss of $192.4 million, which included non-cash charges principally related to stock-based compensation and interest charges on our agreement with Royalty Pharma. Net changes in our working capital during the three months resulted in a $2.4 million cash outflow.

Net cash used in operating activities for the six months ended June 30, 2025 was $78.8 million, and was primarily due to our net loss of $85.8 million, which included non-cash charges principally related to stock-based compensation. Net changes in our working capital during the six months resulted in a $3.7 million cash outflow.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $256.1 million and consisted primarily of purchases of investments of $408.3 million and $30.0 million of milestone payments, which included $10.0 million, related to the achievement of a milestone under the Xencor Agreement and $20.0 million, related to the achievement of a Regulatory Milestone under the InnoCare Agreement, partially offset by proceeds from sales and maturities of investments of $182.2 million.

Net cash used in investing activities for the six months ended June 30, 2025 was $198.6 million and consisted primarily of purchases of investments of $225.7 million and proceeds from the sale and maturities of investments of $27.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $475.5 million, resulting primarily from $223.1 million in net proceeds received in connection with the convertible senior notes offering inclusive of the underwriters’ exercise of the overallotment option in full, $108.1 million and $71.5 million received in net proceeds from the sale and issuance of common stock under a follow-on equity offering inclusive of the underwriters’ exercise of the overallotment option in full and 2025 ATM Program, net of commissions, respectively, and $73.5 million in net proceeds received in connection with the senior secured term loan, net of discounts, offset by $2.5 million of payments related to deferred offering costs and debt issuance costs.

Net cash provided by financing activities for the six months ended June 30, 2025 was $1.8 million, resulting from $1.8 million in net proceeds received from the exercise of stock options.

Material Cash Requirements for Known Contractual and Other Obligations

During the three months ended June 30, 2026, except as disclosed in Note 13 – Commitments and Contingencies, of these unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

During the six months ended June 30, 2026, there were no material changes in our critical accounting policies from those described under our “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical

Accounting Policies and Significant Judgments and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except for the following:

Embedded Derivative Financial Instruments

As of March 2026, we entered into a senior secured term loan and issued convertible senior notes, see Note 6, Long – Term Obligations, in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our evaluation of our debt and equity transactions, consider whether the transaction includes embedded derivatives and whether any embedded derivatives require bifurcation. The evaluation of such features consider whether (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not -remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative would be considered a derivative instrument.  We exercise judgment in the evaluation of whether embedded features require bifurcation and the fair value of any features that are bifurcated. Should there be changes in our judgments and related conclusions, it could impact the effective interest expense recorded on our debt obligations, which could materially affect our financial statements.

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

However, as of December 31, 2026, we will no longer qualify as an emerging growth company or a “smaller reporting company” as defined under the JOBS Act and Rule 12b-2 of the Exchange Act due to the market value of our common stock held by our non-affiliates as of the last business day of the fiscal quarter ended June 30, 2026, exceeding the applicable threshold for these statuses. Accordingly, while we remain eligible to take advantage of certain reduced disclosure and reporting requirements applicable to these statuses with this Quarterly Report on Form 10-Q, we will no longer be eligible to rely on the reduced disclosures and reporting requirements in future periods beginning in 2027.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. As of June 30, 2026, we had cash, cash equivalents and investments of $673.9 million.

We also have exposure to market risk on our Loan Agreement with Pharmakon. Our Loan Agreement accrues interest from its date of issuance at a variable interest rate equal to 3-month SOFR subject to a 3.25% floor, plus 5.75%.  As of June 30, 2026, $75.0 million was outstanding under the Loan Agreement. The effect of a 100 basis points adverse change in market interest rates on our loan payable, in excess of applicable minimum floors, on our interest expense would be approximately $0.8 million.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar (“USD”). Our functional currency for Zenas BioPharma (HK) Limited, our wholly owned subsidiary in Hong Kong, is the USD, and our functional currency for Shanghai Zenas Biotechnology Co. Limited, our wholly-owned subsidiary in China, is the Chinese Yuan. Our functional currency for Zenas BioPharma GmbH, our wholly-owned subsidiary in Switzerland, is the Swiss Franc. Our functional currency of our wholly-owned subsidiaries, Zenas BioPharma B.V., in the Netherlands and Zenas BioPharma GmbH (Germany), is the Euro. Our functional currency of our wholly-owned U.S. subsidiaries, Zenas BioPharma (USA) LLC and Zenas BioPharma Securities Corp., is the USD. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive loss as incurred. Realized foreign currency transaction gains (losses) were immaterial for the three and six months ended June 30, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2026, the Company has fully utilized the proceeds from our IPO.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Transition of Chief Financial Officer and Chief Business Officer to Strategic Advisor to the Chairman of the Board

Jennifer Fox will be transitioning from her role as the Company’s Chief Financial Officer and Chief Business Officer effective as of September 30, 2026 after which she will be a Strategic Advisor to the Chairman of the Board, first as an employee and then, as of July 1, 2027, as a consultant pursuant to a consulting agreement. Ms. Fox’s transition is not due to a dispute or disagreement with the Company or the Company’s auditors.

In connection with Ms. Fox’s transition from the Company, on August 12, 2026, the Company and Ms. Fox entered into a letter agreement (the “Letter Agreement”). Pursuant to the Letter Agreement, subject to certain conditions, Ms. Fox will continue in her current role as Chief Financial Officer and Chief Business Officer through close of business on September 30, 2026. On October 1, 2026 and through June 30, 2027, subject to certain conditions, Ms. Fox will transition to the role of Strategic Advisor to the Chairman of the Board and will continue to receive her current salary and benefits. Pursuant to a consulting agreement, dated August 12, 2026, between the Company and Ms. Fox (the “Consulting Agreement”), from July 1, 2027 to December 31, 2027, Ms. Fox will provide consulting services to the Company as a strategic advisor to the Chairman of the Board and will receive consideration of continued vesting and exercisability of previously-granted stock options in accordance with their terms; provided, however, the consulting period will automatically extend for one year to December 31, 2028 unless either party notifies the other within specified time periods that it wishes not to extend the term. The foregoing description of the Letter Agreement and the Consulting Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the agreements which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2026, to the extent required by applicable Securities Exchange Commission (the “SEC”) rules.

Appointment of Principal Financial Officer and Principal Accounting Officer

Effective the close of business on September 30, 2026, the Board has appointed Joseph Farmer, the Company’s President and Chief Operating Officer, to replace Ms. Fox as principal financial officer and principal accounting officer while the Company conducts a search for a Chief Financial Officer. Mr. Farmer’s biographical information is set forth in the Company’s Definitive Proxy Statement filed with the SEC on March 16, 2026, and such information is incorporated herein by reference. There are no arrangements or understandings between Mr. Farmer and any other persons pursuant to which Mr. Farmer was appointed as principal financial officer and principal accounting officer. In addition, there are no family relationships between Mr. Farmer and any director or executive officer of the Company, and there are no transactions involving Mr. Farmer requiring disclosure under Item 404(a) of Regulation S-K.

Rule 10b5-1 Trading Plans

During our fiscal quarter ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company entered into, modified or terminated contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of Zenas BioPharma, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 16, 2024, File No. 001-42270)

3.2	Amended and Restated Bylaws of Zenas BioPharma, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on September 16, 2024, File No. 001-42270)

10.1†	First Amendment to the Zenas BioPharma, Inc. 2024 Employee Stock Purchase Plan, dated May 18, 2026

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: August 13, 2026

ZENAS BIOPHARMA, INC.

By:	/s/ Leon O. Moulder, Jr.
Name:	Leon O. Moulder, Jr.
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Fox
Name:	Jennifer Fox
Title:	Chief Business Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)