Form 10-Q
period 2026-09-30
Zenas BioPharma, Inc.
filed 2026-11-05
CIK 1953926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 30, 2026, there were 67,817,793 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

●	the commercial opportunities stemming from the development of our product candidates for multiple immunology and inflammation (“I&I”) diseases;
●	our ability to develop and, if approved, ultimately commercialize our product candidates and, with partners, our other programs;
●	our ability to obtain or maintain orphan drug designation for certain of our product candidates;
●	the initiation, timing, progress, results, and cost of our development programs, and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of our clinical trials, and the period during which the results of the trials will become available;
●	the success, cost and timing of our clinical development of our product candidates, including the extent to which interim, topline or preliminary data may be predictive of final results or of the results of future clinical trials;
●	our ability to establish clinical differentiation of our product candidates;
●	our ability to develop product candidates that have broad therapeutic potential;
●	our ability to utilize our business development strategy and expertise to build a balanced portfolio;
●	our ability to build our operational and commercial capabilities for supplying and marketing our products, if approved, in key markets;
●	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	the trading volume of our common stock;
●	an inability to obtain additional funding and make future royalty payments under our Revenue Participation Right Purchase and Sale Agreement (“Royalty Purchase Agreement”) with Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”);
●	an inability to obtain additional funding and make borrowings under our agreement with BioPharma Credit PLC (the “Collateral Agent”), BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon Advisors, LP (collectively, “Pharmakon”), and the guarantors party to such agreement (the “Loan Agreement”);
●	our ability to initiate, recruit and enroll patients in and conduct our clinical trials at the pace that we project;
●	our ability to obtain regulatory approval of our product candidates, including our plans with respect to regulatory submissions and the timing and outcome with respect to such regulatory submissions and reviews by the U.S. Food and Drug Administration (the “FDA”) or comparable foreign regulatory authorities and with respect to any regulatory approvals we may receive, any related restrictions, limitations or warnings in the label of any of our product candidates, if approved;
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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Zenas BioPharma, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$177,778	$110,641
Short-term investments	407,534	232,551
Prepaid expenses and other current assets	18,136	7,979
Total current assets	603,448	351,171
Property and equipment, net	19	34
Operating lease right-of-use assets, net	1,586	1,354
Long-term investments	61,770	17,272
Other non-current assets	8,393	13,809
Total assets	$675,216	$383,640
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,057	$7,111
Accrued expenses	53,736	54,423
Deferred revenue	2,031	—
Operating lease liabilities, current	1,219	1,115
Total current liabilities	64,043	62,649
Long-term liabilities:
Royalty obligation	99,190	78,636
Senior secured term loan, net	76,118	—
Convertible senior notes, net	223,239	—
Operating lease liabilities, less current portion	318	211
Total long-term liabilities	398,865	78,847
Total liabilities	462,908	141,496
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 25,000,000 shares authorized and no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001 per share; 175,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 67,795,055 and 54,485,518 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	7	5
Additional paid-in capital	1,280,055	1,007,331
Accumulated other comprehensive loss	(1,260)	(64)
Accumulated deficit	(1,066,494)	(765,128)
Total stockholders’ equity	212,308	242,144
Total liabilities and stockholders’ equity	$675,216	$383,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenue:
License and collaboration revenue	$10,000	$—	$11,000	$10,000
Total revenue	10,000	—	11,000	10,000
Operating expenses:
Research and development	58,474	34,402	181,826	112,343
General and administrative	27,435	13,178	60,092	37,730
Acquired in-process research and development	27,500	5,000	57,500	5,000
Total operating expenses	113,409	52,580	299,418	155,073
Loss from operations	(103,409)	(52,580)	(288,418)	(145,073)
Other income (expense), net:
Interest expense on royalty obligation	(7,453)	(1,679)	(20,553)	(1,679)
Interest expense on senior secured term loan	(2,058)	—	(4,146)	—
Interest expense on convertible senior notes	(1,709)	—	(3,454)	—
Interest income	5,795	2,766	15,416	8,902
Other (expense) income, net	(40)	(6)	(48)	370
Total other income (expense), net	(5,465)	1,081	(12,785)	7,593
Loss before income taxes	(108,874)	(51,499)	(301,203)	(137,480)
Income tax provision (benefit)	49	—	163	(185)
Net loss	$(108,923)	$(51,499)	$(301,366)	$(137,295)
Net loss per share - basic and diluted	$(1.65)	$(1.22)	$(4.91)	$(3.27)
Weighted-average common stock outstanding - basic and diluted	66,147,400	42,159,340	61,416,660	41,943,160
Comprehensive loss:
Net loss	$(108,923)	$(51,499)	$(301,366)	$(137,295)
Other comprehensive income (loss):
Unrealized (loss) gain on investments	(164)	35	(1,285)	77
Foreign currency translation adjustment	45	(10)	89	(340)
Comprehensive loss	$(109,042)	$(51,474)	$(302,562)	$(137,558)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2025	54,485,518	$5	$1,007,331	$(64)	$(765,128)	$242,144
Exercises of common stock options	25,767	—	367	—	—	367
Stock-based compensation expense	—	—	9,195	—	—	9,195
Purchases of common stock under the Employee Stock Purchase Plan	44,369	—	592	—	—	592
Issuance of common stock from ATM offering, net of underwriting commissions and other offering costs	2,827,723	—	71,186	—	—	71,186
Issuance of common stock from equity offering, net of underwriting commissions and other offering costs	5,000,000	1	93,644	—	—	93,645
Unrealized loss on investments	—	—	—	(341)	—	(341)
Foreign currency translation adjustment	—	—	—	28	—	28
Net loss	—	—	—	—	(80,987)	(80,987)
Balance as of March 31, 2026	62,383,377	$6	$1,182,315	$(377)	$(846,115)	$335,829
Exercises of common stock options	77,825	—	806	—	—	806
Vesting of restricted stock units	119,545	—	—	—	—	—
Stock-based compensation expense	—	—	8,619	—	—	8,619
Issuance of common stock from underwriters' exercise of the overallotment option of equity offering in full, net of underwriting commissions and other offering costs	750,000	—	14,063	—	—	14,063
Unrealized loss on investments	—	—	—	(780)	—	(780)
Foreign currency translation adjustment	—	—	—	16	—	16
Net loss	—	—	—	—	(111,456)	(111,456)
Balance as of June 30, 2026	63,330,747	$6	$1,205,803	$(1,141)	$(957,571)	$247,097
Exercises of common stock options	608,980	—	7,904	—	—	7,904
Vesting of restricted stock units	4,951	—	—	—	—	—
Stock-based compensation expense	—	—	17,276	—	—	17,276
Purchases of common stock under the Employee Stock Purchase Plan	32,196	—	597	—	—	597
Issuance of common stock from ATM offering, net of underwriting commissions and other offering costs	1,818,181	—	48,475	—	—	48,475
Issuance of common stock as payment of milestone pursuant to InnoCare License Agreement	2,000,000	1	—	—	—	1
Unrealized loss on investments	—	—	—	(164)	—	(164)
Foreign currency translation adjustment	—	—	—	45	—	45
Net loss	—	—	—	—	(108,923)	(108,923)
Balance as of September 30, 2026	67,795,055	$7	$1,280,055	$(1,260)	$(1,066,494)	$212,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2024	41,793,412	$4	$699,651	$194	$(387,391)	$312,458
Exercises of common stock options	28,475	—	99	—	—	99
Stock-based compensation expense	—	—	5,386	—	—	5,386
Unrealized gain on investments	—	—	—	12	—	12
Foreign currency translation adjustment	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(33,573)	(33,573)
Balance as of March 31, 2025	41,821,887	$4	$705,136	$141	$(420,964)	$284,317
Exercises of common stock options	266,810	—	1,722	—	—	1,722
Stock-based compensation expense	—	—	6,045	—	—	6,045
Unrealized gain on investments	—	—	—	30	—	30
Foreign currency translation adjustment	—	—	—	(265)	—	(265)
Net loss	—	—	—	—	(52,223)	(52,223)
Balance as of June 30, 2025	42,088,697	$4	$712,903	$(94)	$(473,187)	$239,626
Exercises of common stock options	82,000	—	664	—	—	664
Stock-based compensation expense	—	—	7,336	—	—	7,336
Purchase of common stock under the Employee Stock Purchase Plan	42,768	—	276	—	—	276
Unrealized gain on investments	—	—	—	35	—	35
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(51,499)	(51,499)
Balance as of September 30, 2025	42,213,465	$4	$721,179	$(69)	$(524,686)	$196,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zenas BioPharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(301,366)	$(137,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	57,500	5,000
Depreciation expense	14	46
Loss on disposal of property and equipment	—	107
Net amortization of premiums and accretion of discounts on investments	(2,982)	(1,510)
Non-cash interest expense on royalty obligation	20,553	1,679
Non-cash interest expense on senior secured term loan	4,146	—
Non-cash interest expense on convertible senior notes	563	—
Stock-based compensation expense	35,090	18,767
Non-cash lease expense	792	651
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,204)	(799)
Accounts payable	(53)	(11,159)
Accrued expenses	1,343	5,251
Operating lease liabilities	(813)	(657)
Net cash used in operating activities	(190,417)	(119,919)
Cash flows from investing activities:
Purchases of property and equipment	(3)	(18)
Purchases of investments	(545,834)	(284,862)
Proceeds from sales and maturities of investments	328,035	131,358
Payments of milestones achieved pursuant to license agreements	(57,500)	—
Product candidate license acquisitions	—	(5,000)
Net cash used in investing activities	(275,302)	(158,522)
Cash flows from financing activities:
Payments of other offering costs for the ATM offering and equity offering	(548)	—
Payments of debt issuance costs for the senior secured term loan and convertible senior notes	(1,952)	—
Payments of deferred offering costs for royalty obligation	—	(3,324)
Proceeds from exercise of stock options	9,077	2,485
Proceeds from issuance of common stock under employee stock purchase plan	1,189	276
Proceeds from issuance of common stock under ATM offering, net of commissions	120,282	—
Proceeds from issuance of common stock in connection with an equity offering, net of underwriting discounts and commissions	108,100	—
Proceeds from senior secured term loan, net of discount	73,500	—
Proceeds from the issuance of convertible senior notes, net of commissions	223,100	—
Proceeds from royalty obligation	—	75,000
Net cash provided by financing activities	532,748	74,437
Effect of exchange rate changes on cash and cash equivalents	108	(263)
Net increase (decrease) in cash and cash equivalents	67,137	(204,267)
Cash and cash equivalents at beginning of period	110,641	319,832
Cash and cash equivalents at end of period	$177,778	$115,565

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained under operating lease arrangements	$1,024	$445
Deferred offering costs and debt issuance costs in accounts payable and accrued expenses	$—	$1,204

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

The Company has incurred operating losses and negative cash flows since its inception, including net losses of $108.9 million and $51.5 million for the three months ended September 30, 2026 and 2025, respectively, and $301.4 million and $137.3 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had an accumulated deficit of $1.1 billion. Management expects operating losses and negative operating cash flows to continue for the foreseeable future.

The Company expects that its existing cash, cash equivalents and investments of $647.1 million as of September 30, 2026, will be sufficient to fund its operating and capital expenditures for at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements.

2.Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2, Summary of Significant Accounting Policies, in the audited consolidated financial statements for the year ended December 31, 2025, and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026. Since the date of those financial statements, other than disclosed herein, there have been no material changes to the Company’s significant accounting policies.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. All intercompany accounts, transactions, and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026, and the results of operations and its cash flows for the three and nine months ended September 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as filed with the SEC, on March 16, 2026.

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

Embedded Derivative Financial Instruments

The Company evaluates its financial instruments, including its convertible senior notes and senior secured term loan to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815 “Derivatives and Hedging.” ASC 815 generally provides three criteria that, if met, require companies to bifurcate embedded features from their host instruments and account for them as free-standing derivative financial instruments. The three criteria include circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (iii) a separate instrument with the same terms as the embedded derivative would be considered a derivative instrument.

If liability accounting is required, the Company’s derivative instruments are recorded at fair value with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt using the effective interest method.

Convertible Instruments

When the Company issues debt with a conversion feature, in accordance with ASC 815, “Derivatives and Hedging” it must first assess whether the conversion feature meets the requirements to be treated as a derivative. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both (i) indexed to its own stock; and (ii) classified in stockholders’ equity in its balance sheet.

Debt and Debt Issuance Costs

Debt issuance costs and expenses paid by the Company to its lenders are presented on the unaudited condensed consolidated balance sheet as a direct deduction from the related liability. Debt issuance costs represent costs that are paid directly to third parties and directly attributable to the issuance of a debt or equity instrument, which includes lender fees, legal expenses and other direct costs. These costs are amortized as a non-cash component of interest expense using the effective interest method over the term of the debt. Costs and discounts are presented as a reduction of the related debt in the accompanying balance sheet if related to the issuance of debt or presented as a reduction of additional paid-in capital if related to the issuance of an equity instrument.

Recently Adopted Accounting Standards

In September of 2025, the FASB issued ASU 2025-07: Derivatives and Hedging (ASC 815) and Revenue from Contracts with Customers (ASC 606). This ASU expands the scope exceptions in the derivative guidance to exclude certain non-exchange-traded contracts with underlyings based on the operations or activities of one of the parties to the contract, including the occurrence or nonoccurrence of an event specific to those operations or activities. The ASU also clarifies that share-based noncash consideration received from a customer in exchange for goods or services should be accounted for as noncash consideration under ASC 606 unless and until the entity’s rights to receive or retain such consideration become unconditional. The Company early adopted the ASU at the beginning of fiscal year 2026, using the prospective method. The adoption of this new accounting standard was applied to the evaluation of the senior secured term loan that was executed during the first quarter.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires entities to disclose additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively to the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its unaudited condensed consolidated financial statements and related disclosures.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its unaudited condensed consolidated financial statements or disclosures.

3.Fair Value Measurements

The following table presents information about the Company’s financial assets that are regularly measured and carried at fair value and indicates the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	As of September 30, 2026
Description	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$177,778	$177,778	$—	$—
Short-term investments:
Commercial paper	30,851	—	30,851	—
Corporate debt securities	77,239	—	77,239	—
Government securities	299,444	299,444	—	—
Long-term investments:
Corporate debt securities	5,241	—	5,241	—
Government securities	56,529	56,529	—	—
Total assets	$647,082	$533,751	$113,331	$—

	As of December 31, 2025
Description	Total Carrying Value	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$110,641	$110,641	$—	$—
Short-term investments:
Commercial paper	5,959	—	5,959	—
Corporate debt securities	44,299	—	44,299	—
Government securities	182,293	182,293	—	—
Long-term investments:
Corporate debt securities	1,467	—	1,467	—
Government securities	15,805	15,805	—	—
Total assets	$360,464	$308,739	$51,725	$—

For information on the fair value of the Company’s long-term liabilities, see Note 6, Long-Term Obligations and Note 9, Royalty Obligation, to these unaudited condensed consolidated financial statements.

There have been no material impairments of the Company’s assets measured and carried at fair value as of September 30, 2026 and December 31, 2025. In addition, there have been no changes in valuation techniques as of September 30, 2026 and December 31, 2025. The fair value of Level 1 instruments classified as money market funds and government securities are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as short-term investments was determined using other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date and fair value is determined using models or other valuation methodologies.  During the nine months ended September 30, 2026 and year ended December 31, 2025, there were no transfers between levels.

The short and long-term investments are classified as available-for-sale securities. As of September 30, 2026, the remaining contractual maturities of the available-for-sale securities were 1 to 16 months, and the balance in the Company’s accumulated other comprehensive loss was comprised of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2026 and 2025. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same period. The Company had a limited number of available-for-sale securities in insignificant loss positions as of September 30, 2026, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of amortized cost for the investment maturity.

The following table summarizes the available-for-sale securities (in thousands):

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$30,907	$—	$(56)	$30,851
Corporate debt securities	82,678	2	(200)	82,480
Government securities	356,817	—	(844)	355,973
Total	$470,402	$2	$(1,100)	$469,304

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$5,957	$2	$—	$5,959
Corporate debt securities	45,740	28	(2)	45,766
Government securities	197,939	162	(3)	198,098
Total	$249,636	$192	$(5)	$249,823

Certain short-term investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above.

4.Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Clinical trial deposits	$8,166	$12,882
Deferred offering costs	227	709
Other	—	218
Total other assets	$8,393	$13,809

5.Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
External research, development and manufacturing expenses	$34,663	$38,855
Employee compensation and benefits	12,573	13,080
Professional and consultant fees	1,530	1,500
Interest expense on convertible senior notes	2,891	—
Income taxes payable	49	118
Other	2,030	870
Total accrued expenses	$53,736	$54,423

6.Long – Term Obligations

Senior Secured Term Loan

In March 2026, the Company entered into the Loan Agreement with the Collateral Agent, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon and the guarantors party thereto. The Loan Agreement provides for a five-year senior secured term loan, which matures on March 27, 2031 (the “Term Loan Maturity Date”), for up to $250.0 million and consists of five tranches (collectively, the “Term Loans”). Two of the tranches are committed tranches: (i) Tranche A in an aggregate of $75.0 million, which was funded on the date the Loan Agreement was executed; and (ii) Tranche B in an aggregate of $50.0 million (and up to an additional $25.0 million that the Company may elect to draw), which is available until November 1, 2027, subject to the occurrence of certain approval conditions (the “Tranche B/C Approval Condition”).

Three of the tranches may be drawn upon at the discretion of the Company: (i) Tranche C in an aggregate of $25.0 million (less any amounts elected to be (and actually) drawn under Tranche B in excess of $50.0 million), which is available until April 28, 2028; (ii) Tranche D in an aggregate of $50.0 million, which is available until October 30, 2028; and (iii) Tranche E in an aggregate of $50.0 million, which is available until April 30, 2029. Tranches C through E are subject to the occurrence of certain approval conditions and, in the case of Tranches D through E, achievement of certain milestones in respect of certain net sales levels.

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

The Company’s obligations under the Loan Agreement are secured by substantially all of its assets, including its intellectual property, and are guaranteed by certain of its subsidiaries, each of which has pledged substantially all of their assets, including intellectual property, to secure such guarantee. The Company is also obligated to maintain liquidity of not less than $50.0 million, immediately following the Tranche A closing date and until the satisfaction of the Tranche B/C Approval Condition.

The Company determined that all of the embedded features identified in the Loan Agreement were either clearly or closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s condensed consolidated financial statements.

Total net proceeds were $72.0 million after deducting discounts and debt issuance costs as of September 30, 2026. As of September 30, 2026, the Company elected to pay interest on the Term Loan as PIK Interest, which was added to the outstanding principal balance of the term loan. No repayment of principal was made during the three and nine months ended September 30, 2026.

The following table reflects the Company’s senior secured term loan as of September 30, 2026 (in thousands):

September 30,
2026
Outstanding principal balance	$75,000
Accumulated PIK interest applied to term loan balance	3,753
Unamortized debt discounts and issuance costs	(2,635)
Carrying value	$76,118

The carrying value of the outstanding liability, which bears a variable interest rate indexed to the 3-month SOFR, approximates fair value as it reprices when market interest rates change and represents a Level 2 measurement within the fair value hierarchy.

The Company incurred $3.0 million of debt discounts and issuance costs, which were capitalized and deferred when incurred and subsequently amortized over the term of the Loan Agreement. The effective interest rate of the Loan Agreement, including the amortization of the debt issuance costs was 11.00% for the three months ended September 30, 2026.

Interest expense in relation to the Loan Agreement, including amortization of debt discounts and issuance costs amortization is as follows (in thousands):

	For the three months ended September 30,	For the nine months ended September 30,
	2026	2026
Amortization of debt discounts and issuance costs	$199	$393
PIK interest expense (applied to term loan principal balance)	1,859	3,753
Total interest expense	$2,058	$4,146

Pursuant to the Loan Agreement, each tranche may be voluntarily prepaid at any time, in whole or subject to certain conditions, in part, prior to the Term Loan Maturity Date. Prepayments are subject to an amount equal to the sum of all interest that would have been accrued and payable from such date of prepayment through the second anniversary of each respective tranche’s closing date on the amount of principal prepaid, using an interest rate in effect on such date.

Pursuant to the Loan Agreement, each tranche has a required prepayment premium, in an amount equal to the product of the amount of any prepaid principal, multiplied by: (i) if prepayment occurs prior to the third year anniversary of each respective tranche’s closing date, 3%; (ii) if prepayment occurs on or after the third year anniversary of each respective tranche's closing date but prior to the fourth year anniversary of each respective tranche's closing date, 2%; and (iii) if prepayment occurs on or after the fourth anniversary of each respective tranche’s closing date but prior to the Term Loan Maturity Date, 1%.

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

As of September 30, 2026, the Company was in compliance with its debt covenants under the Loan Agreement.

Convertible Senior Notes

In March 2026, the Company issued an aggregate principal amount of $200.0 million of 2.50% convertible senior notes due 2032 (the “Convertible Notes”) to multiple investors (the “Holders”) in an underwritten public offering. In April 2026, the underwriters of the Company’s offering of the Convertible Notes exercised their overallotment option in full, pursuant to which the Company issued an additional principal amount of $30.0 million of Convertible Notes, before deducting commission costs of $0.9 million. The Convertible Notes were issued pursuant to, and are governed by, an indenture (the “Base Indenture”), dated March 31, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture (the “Supplemental Indenture,” and the Base Indenture, as supplemented by the Supplemental Indenture, the “Indenture”), dated as of March 31, 2026, between the Company and the Trustee.

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

The initial conversion rate is 37.7358 shares of common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $26.50 per share, and is subject to adjustment as described in the Indenture.  However, if a fundamental change occurs, generally a change of control, merger, consolidation, asset sale or similar transaction, takes place prior to April 1, 2030, and it results in the Convertible Notes immediately being due, the noteholders may be entitled to an increase in the conversion rate (“Make-Whole Rate”). The amount of the increase is determined pursuant to the contractual make-whole table based on the effective date of the transaction. No increase in the conversion rate will be provided if the stock price used to determine the adjustment is greater than $160.00 per share or less than $20.00 per share of common stock and the conversion rate as increased pursuant to the make-whole provision will not exceed 50.00 shares of common stock per $1,000 principal amount of the Convertible Notes.

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

The Convertible Notes were accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC Subtopic 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or non-bifurcation, if embedded), the instrument (or embedded feature) must be both (i) indexed to the issuer’s stock and (ii) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined that the Convertible Notes do contain embedded features indexed to the Company’s common stock, that do not require bifurcation and do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and, also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds from the issuance of the Convertible Notes were recorded as a liability.

The Company incurred issuance costs related to the Convertible Notes of $7.3 million, which were recorded as debt issuance costs and were included as a reduction to the Convertible Notes on the unaudited condensed consolidated balance sheet. The debt issuance costs are amortized to interest expense using the effective interest rate method over the term of the Convertible Notes, resulting in an effective interest rate of 3.08%.

The outstanding balance of the Convertible Notes consisted of the following as of September 30, 2026 (in thousands):

September 30,
2026
Outstanding principal balance	$230,000
Unamortized commissions and offering costs	(6,761)
Carrying value	$223,239

The fair value of the Convertible Notes is influenced by the Company’s common stock price and has been classified as Level 1 within the fair value hierarchy as it uses quoted prices in active markets. The estimated fair value of the Convertible Notes as of September 30, 2026, was approximately $301.1 million. None of the Convertible Notes were converted, nor did the Company redeem any of the Convertible Notes as of September 30, 2026.

Interest expense in relation to the Convertible Notes, including amortization of commissions and offering costs is as follows (in thousands):

	For the three months ended September 30,	For the nine months ended September 30,
	2026	2026
Cash interest expense	$1,426	$2,891
Amortization of commissions and offering costs	283	563
Total interest expense	$1,709	$3,454

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

As of September 30, 2026, the Company was in compliance with its covenants under the Indenture.

7.License and Collaboration Revenue

License and Collaboration Agreement with Bristol-Myers Squibb

In August 2023, the Company entered into a license and collaboration agreement (the “BMS Agreement”) with Bristol-Myers Squibb (“BMS”), under which the Company granted BMS an exclusive license to (i) develop, manufacture (subject to the Company’s rights to be the exclusive manufacturer for BMS for a certain period of time), commercialize or otherwise exploit obexelimab and any biological product (irrespective of presentations, formulations or dosages) containing obexelimab but not any of the Company’s other proprietary active ingredients (the “BMS Product”) in Japan, South Korea, Taiwan, Singapore, Hong Kong and Australia (collectively, the “BMS Territory”) and (ii) develop and manufacture obexelimab and the BMS Product outside the BMS Territory provided that obexelimab and the BMS Product are solely used in the BMS Territory.

Pursuant to the BMS Agreement, BMS paid the Company a one-time non-refundable upfront cash payment of $50.0 million. In September 2026, the Company received a development and regulatory milestone payment of $10.0 million for the first regulatory approval application filing in Japan. The Company is entitled to receive further separate development and regulatory milestone payments from BMS of up to approximately $69.5 million. The Company is also entitled to receive one-time sales milestone payments up to $70.0 million upon BMS achieving certain net sales milestones in a given year in the BMS Territory. The Company is also eligible to receive tiered high single-digit to low double-digit royalties on net sales in the BMS Territory, subject to specified reductions.

Additionally, pursuant to the BMS Agreement, the Company will supply BMS finished products for use in the BMS Territory, per BMS orders, at the Company’s cost of goods plus an applicable mark-up. The Company will recognize revenue in the period the finished products are shipped to BMS.

The Company will continue to perform and oversee the ongoing Phase 3 trial open label extension of obexelimab in the immunoglobulin G4-related disease (“IgG4-RD”) indication and BMS will participate in the performance of the study. BMS will fund its pro rata share of the total global study costs up to a specified percentage of the patients enrolled in the study from the BMS Territory. The global development activities under the agreement do not represent a transaction with a customer and reimbursement payments received by the Company for global development activities are accounted for as a reduction of the related research and development expenses. The Company recorded $0.9 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $2.8 million and $4.2 million for the nine months ended September 30, 2026 and 2025, respectively, as a reduction to research and development expense for global development costs reimbursed or to be reimbursed by BMS.

The Company recognized $10.0 million in revenue, related to the achievement of the development milestone, during the three and nine months ended September 30, 2026. Additionally, the Company recorded deferred revenue of $2.0 million, related to a BMS drug substance supply order, as of September 30, 2026. During the three and nine months ended September 30, 2025, the Company did not recognize revenue or record deferred revenue related to the BMS Agreement.

Tenacia Biotechnology Co. Novation Agreement

In October 2024, the Company entered into a novation agreement with Tenacia Biotechnology (Hong Kong) Co., Limited (“Tenacia”), under which the Company transferred its rights and obligations under the agreements with Dianthus Therapeutics, Inc (“Dianthus”) to Tenacia (the “Tenacia Agreement”).  Pursuant to the Tenacia Agreement, Tenacia paid the Company a one-time non-refundable upfront cash payment of $5.0 million, which was recognized as revenue in the fourth quarter of 2024.

The Company did not recognize revenue during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company recognized revenue of $1.0 million, related to the achievement of a certain development milestone. The Company did not recognize revenue related to the Tenacia Agreement during the three and nine months ended September 30, 2025. The Company is entitled to receive remaining development, regulatory, and sales milestones from Tenacia of up to approximately $85.0 million if certain milestones are achieved.

License Agreement with Zai Lab (Hong Kong) Limited

In January 2025, the Company entered into a license agreement (the “Zai License Agreement”) with Zai Lab (Hong Kong) Limited (“Zai”), under which the Company granted Zai an exclusive sublicense to develop, manufacture and commercialize ZB001 (also known as VRDN-001), an insulin-like growth factor-1 receptor monoclonal antibody and related programs in greater China. Under the Zai License Agreement, Zai will be responsible for conducting all research and development activities, manufacturing, regulatory and commercialization in greater China.

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

The Company evaluated the terms of the Zai License Agreement and determined it is within the scope of ASC 606. The Company identified the following promises in the Zai License Agreement that were evaluated under the scope of ASC 606: (i) transfer of the license for ZB001, (ii) licensed technology transfer, (iii) licensed material transfer and (iv) continued licensed technology transfer. The Company also evaluated whether certain options outlined in the Zai License Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options conveyed a material right to Zai and, therefore, are not considered separate performance obligations within the Zai License Agreement.

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

As of September 30, 2026 and 2025, no milestones were achieved or deemed probable of achievement.

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

2021 Xencor Agreement

In May 2021, the Company entered into a license agreement with Xencor (the “2021 Xencor Agreement”), under which the Company obtained an exclusive, royalty-bearing, sublicensable worldwide license to research, develop, manufacture, market and sell obexelimab. In May 2026, the Company made a payment of $10.0 million to Xencor for the achievement of a regulatory milestone for submission of the marketing authorization application to the FDA. In July 2026, the Company made a regulatory milestone payment of $2.5 million to Xencor for achievement of a regulatory milestone for submission of the marketing authorization application to Japan. The Company is obligated to make additional regulatory milestone payments up to $62.5 million, including $20.0 million and $15.0 million payable upon marketing approval by the FDA and the European Medicines Agency, respectively, and one-time sales milestone payments up to $385.0 million upon achieving milestone events of net sales in a given calendar year in the territory equal to certain threshold amounts. In addition, the Company is required to pay Xencor tiered royalties on annual net sales of successfully commercialized products utilizing obexelimab, with the royalty percentages varying based on regions and ranging from the mid-single digits to the mid-teens.

During the three and nine months ended September 30, 2026, the Company recorded $2.5 million and $12.5 million related to the achievement and payment of regulatory milestones as acquired in-process research and development expense. During three and nine months ended September 30, 2026 and 2025, the Company did not record any reimbursable patent-related costs.

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

In January 2025, the Company entered into the Zai License Agreement under which the Company granted Zai an exclusive sublicense to develop, manufacture and commercialize ZB001 and related programs in greater China. In connection with the Zai License Agreement, the Company assigned the Viridian Agreement to Zai. For additional information on the Zai License Agreement, please see License Agreement with Zai Lab (Hong Kong) Limited in Note 7, License and Collaboration Revenue to these unaudited condensed consolidated financial statements.

During the three and nine months ended September 30, 2026 and 2025, the Company did not incur expenses related to Viridian contract manufacturing organization (“CMO”) costs. Viridian has agreed to reimburse the Company for certain services the Company performs on Viridian’s behalf, with reimbursements being recorded as a reduction in research and development expenses. During the three and nine months ended September 30, 2026, the Company did not incur any reimbursable expenses. During the three and nine months ended September 30, 2025, the Company recorded an immaterial amount and $0.2 million in reimbursable expenses, respectively. Additionally, during the nine months ended September 30, 2026 and 2025, the Company did not achieve any milestones.

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

Pursuant to the InnoCare License Agreement, the Company made one-time non-refundable upfront cash payments totaling $35.0 million and issued 5,000,000 shares of common stock to InnoCare (“InnoCare Shares”) in exchange for these rights in October 2025. Further, in August 2026, the Company achieved a development milestone (the “Near-Term Milestone”) and became obligated to make an additional one-time non-refundable cash payment of $25.0 million and issue an additional 2,000,000 shares of common stock to InnoCare.

The Company is also required to make one-time, potential near-term milestone payments of $20.0 million each, upon the achievement of certain regulatory milestones for ZB021 and ZB022 (the “Regulatory Milestones”). In May 2026, the Company achieved the ZB021 Regulatory Milestone and made a payment of $20.0 million.

During the three months ended September 30, 2026, the Company recorded $25.0 million related to achievement and payment of the Near-Term Milestone and during the nine months ended September 30, 2026, the Company recorded $45.0 million related to the achievement and payment of Near-Term Milestone and the Regulatory Milestone for ZB021, both were recorded as acquired in-process research and development expense.

The Company is further obligated to pay future regulatory and commercial milestones of up to $723.0 million related to orelabrutinib, and future regulatory and commercial milestones of up to $636.0 million for ZB021, and $656.0 million for ZB022, inclusive of the $20.0 million Regulatory Milestone, if certain milestones are successfully achieved. In addition, the Company is obligated to pay royalties on net sales at rates ranging from high-single digits to high-teens for orelabrutinib, and mid-single digits to mid-teens for the preclinical compounds.

Under the InnoCare License Agreement, the Company is obligated to reimburse InnoCare for certain clinical trial startup costs and Investigational New Drug (“IND”) enabling activities which were incurred prior to and after the effective date of the agreement. During the three and nine months ended September 30, 2026, the Company incurred $3.1 million and $5.0 million of expense, respectively. During the three and nine months ended September 30, 2026, the Company made payments of $0.7 million and $2.9 million to InnoCare related to the acquired programs, respectively.

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

The Royalty Purchase Agreement provides for an additional $225.0 million of payments to be paid to the Company by Royalty Pharma upon the occurrence of certain triggering events which includes (i) $75.0 million payable upon the achievement of certain milestones with respect to Zenas’ INDIGO Phase 3 Trial, noting the Company is not eligible for this milestone, (ii) $75.0 million payable following receipt of marketing approval for obexelimab from the U.S. Food and Drug Administration (the “FDA”) for the treatment of IgG4-Related Disease on or before a specified date and (iii) $75.0 million payable following receipt of marketing approval for obexelimab from the FDA for the treatment of systemic lupus erythematosus on or before a specified date.

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

The following table shows the activity within the liability account of the arrangement (in thousands):

Period from inception to September 30, 2026
Proceeds from royalty obligation	$75,000
Issuance costs	(3,691)
Interest expense related to royalty obligation	27,881
Royalty obligation as of September 30, 2026	$99,190
Effective interest rate	32.2%

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

In October 2025, the Company entered into a sales agreement with Jefferies LLC (“Jefferies”) under which the Company could, from time to time, issue and sell shares of its common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more at-the-market equity offerings (“2025 ATM Program”). The Company’s common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. For the three and nine months ended September 30, 2026, the Company sold 1,818,181 and 4,645,904 shares of common stock, respectively, under the 2025 ATM Program. As of September 30, 2026, $46.8 million remained available under the 2025 ATM Program.

In October 2025, the Company entered into a securities purchase agreement for a private investment in public equity (“PIPE”) (the “PIPE Purchase Agreement”), pursuant to which the Company sold (i) 6,262,112 shares of common stock to certain institutional and accredited investors at a price of $19.00 per share and (ii) 48,918 shares of common stock to certain directors and officers of the Company at a price of $20.85 per share. The net proceeds from the PIPE offering, after deducting placement agent fees and other offering costs were $111.8 million.

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

The Company has reserved the following shares of common stock for the potential conversion of outstanding stock options, restricted stock units (“RSUs”), employee stock purchase plan and conversion of Convertible Notes:

	September 30, 2026	December 31, 2025
Options to purchase common stock	11,667,480	10,675,615
Remaining shares reserved for future issuance	2,176,121	431,863
Unvested RSUs	1,350,759	599,675
Employee stock purchase plan	1,241,412	773,122
Common stock reserved under convertible senior notes[1]	13,225,000	—
Total	29,660,772	12,480,275

1 Represents a maximum conversion rate of 50.0000 shares of common stock per $1,000 principal amount of notes.

11.Stock-Based Compensation

2020 Plan

In August 2020, the Company’s sole director adopted the 2020 Equity Incentive Plan (the “2020 Plan”). Upon effectiveness of the 2024 Plan (as defined below), the Company ceased granting additional awards under the 2020 Plan and the remaining available shares for future grants were transferred to the 2024 Plan. The 2020 Plan allowed the Company to grant stock options, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards to employees, officers, directors and consultants of the Company and its subsidiaries. As of September 30, 2026, 2,810,159 shares of stock options were issued and outstanding under the 2020 Plan.

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

The number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025 through January 1, 2034, by the number of shares equal to the lesser of (i) five percent of the aggregate number of shares of common stock outstanding as of such date, and (ii) a number of shares as may be determined by the Board on or prior to such date. On January 1, 2026, the number of shares of common stock available for issuance under the Company’s 2024 Plan increased to 3,156,138. As of September 30, 2026, 1,583,621 shares of common stock were available for issuance under the 2024 Plan.

2026 Inducement Plan

In December 2025, the Company’s Board adopted the 2026 Inducement Plan (the “2026 Inducement Plan”), which became effective December 10, 2025. The 2026 Inducement Plan provides for awards of non-qualified stock options and other awards under the 2026 Inducement Plan to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering the employment of the Company. The grants constitute “employment inducement grants” in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and are issued outside of the 2024 Plan. The inducement grants include non-statutory options to purchase shares of the Company’s common stock and RSUs. The inducement grants have terms and conditions consistent with those set forth in the 2024 Plan and vest under the same respective vesting schedules as stock options and RSUs granted under the 2024 Plan. The Company initially reserved 1,000,000 shares of common stock for issuance under the Company’s 2026 Inducement Plan.  In August 2026, the 2026 Inducement Plan was amended to increase the shares of common stock for issuance by 600,000 shares. As of September 30, 2026, 592,500 shares of common stock were available for issuance under the 2026 Inducement Plan.

Stock Options

The Company has granted stock-based awards with either service or performance-based vesting conditions. Compensation expense related to awards to employees and directors with service based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to employees with performance-based vesting conditions is recognized based on the grant date fair value once the achievement of the performance condition is probable.

From time to time, the Company grants equity awards to newly hired employees as an inducement to enter into employment with the Company. The grants constitute "employment inducement grants" in accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules and are issued outside of the 2024 Plan and 2026 Inducement Plan (the “Individual Inducement Grants”). The Individual Inducement Grants include non-statutory stock options to purchase shares of the Company's common stock and RSUs. The Individual Inducement Grants are granted under individual inducement agreements and have terms and conditions consistent with those set forth under the 2024 Plan and vest under the same respective vesting schedules as stock option awards granted under the 2024 Plan. The Individual Inducement Grants are included in the stock option award tables below. As of September 30, 2026, the Company granted 1,062,000 non-statutory stock options as Individual Inducement Grants, which were awarded during the year ended December 31, 2025. The Company did not grant any stock options or RSUs as Individual Inducement Grants during the three or nine months ended September 30, 2026.

The following table presents a summary of the Company’s stock option activity and related information:

	Number of Shares	Weighted - Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2025	10,675,615	$13.46	8.60	$243,979
Granted	2,426,150	$19.97
Exercised	(712,572)	$12.74		$12,778
Forfeited or cancelled	(721,713)	$14.73
Outstanding - September 30, 2026	11,667,480	$14.78	8.12	$144,554
Options vested and exercisable as of September 30, 2026	4,840,264	$12.41	7.34	$70,464
Options vested and expected to vest as of September 30, 2026	11,667,480	$14.78	8.12	$144,554

The aggregate intrinsic value of the stock options outstanding is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those stock options that had an exercise price lower than the fair value of the Company’s common stock as of the measurement date of September 30, 2026.

Restricted Stock Units

The Company has granted RSUs that are subject to time-based vesting conditions, that vest equally over four years, assuming continued employment. RSUs with time-based vesting conditions are valued on the grant date using the grant date market value price of the underlying shares of the Company’s common stock. The following table summarizes the Company’s RSU activity:

	Number of Shares	Weighted - Average Grant Date Fair Value
Unvested as of December 31, 2025	599,675	$14.23
Granted	1,037,050	$21.55
Vested	(124,496)	$12.16
Forfeited	(161,470)	$14.97
Unvested as of September 30, 2026	1,350,759	$19.95

The fair value of RSUs vested during the nine months ended September 30, 2026 was $2.4 million.

As of September 30, 2026, unrecognized stock-based compensation expense was $95.6 million, which is expected to be recognized over a weighted-average period of 2.8 years.

The Company recognized stock-based compensation expense related to the issuance of equity awards to employees and directors in the unaudited condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$4,268	$2,403	$11,225	$6,097
General and administrative	13,008	4,933	23,865	12,670
Total stock-based compensation expense	$17,276	$7,336	$35,090	$18,767

In connection with the transition and separation of certain employees in 2026, the Company accelerated the vesting and extended the exercise date of certain equity awards to these employees. The Company accounted for the stock modification of these awards under ASC Subtopic 718, Compensation – Stock Compensation (“ASC 718”). As a result of the modifications, the Company recognized approximately $7.3 million and $8.9 million of incremental stock-based compensation expense during the three and nine months ended September 30, 2026, respectively.

Employee Stock Purchase Plan

In September 2024, the Board adopted the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The number of shares of common stock available under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2025 through January 1, 2034, by the number of shares equal to the lesser of (i) one percent of the aggregate number of shares of common stock outstanding as of such date, and (ii) a number of shares as may be determined by the Board on or prior to such date, up to a maximum of 1,000,000 shares in the aggregate per year. On January 1, 2026, the number of shares of common stock authorized for issuance under the ESPP increased to 1,317,977. As of September 30, 2026, 1,241,412 shares were available for future issuance under the ESPP.  During the three and nine months ended September 30, 2026, there were 32,196 shares and 76,565 shares issued, respectively, under the ESPP.

12.Net Loss Per Share

The Company’s potentially dilutive securities, which include stock options, RSUs, and convertible senior notes, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following shares from the computation of diluted net loss per share as of September 30, 2026 and 2025 because including them would have had an anti-dilutive effect:

	September 30,
	2026	2025
Options to purchase common stock	11,667,480	10,507,497
Unvested RSUs	1,350,759	525,350
Shares of common stock underlying convertible senior notes outstanding[1]	8,679,234	—

1 Represents conversion rate, as of September 30, 2026, of 37.7358 shares of common stock per $1,000 principal amount of notes.

13.Commitments and Contingencies

Other Contracts

The Company has entered into agreements with certain vendors for the provision of services that the Company is not contractually able to terminate for convenience and thereby avoid any and all future obligations to the vendors. Under such agreements, the Company is contractually obligated to make certain minimum payments to the vendors, with the exact amounts in the event of termination to be based on the timing of the termination and the exact terms of the agreement. As of September 30, 2026, the Company’s total non-cancellable clinical manufacturing contract payment obligations are $10.1 million of which the full obligation is payable within 12 months.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its unaudited condensed consolidated financial statements as of September 30, 2026.

Litigation and Other Proceedings

The Company may periodically become subject to legal proceedings and claims arising in the ordinary course of business. As of September 30, 2026, the Company was not subject to any material legal proceedings which would reasonably be expected to have a material adverse effect on the Company’s financial results.

14.Related Party Transactions

Xencor, Inc.

The Company has obtained exclusive, worldwide licenses from Xencor to research, develop, manufacture, market and sell three antibody product candidates pursuant to two license agreements. The Company has concluded that Xencor is a related party, due to the issuance of convertible preferred stock in December 2020 and April 2023. In connection with the completion of the IPO, in September 2024, all outstanding shares of preferred stock converted into shares of common stock. As of September 30, 2026, Xencor held less than 10% of the shares of the Company’s outstanding common stock.

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

InnoCare Pharma Inc.

The Company has obtained the exclusive rights from InnoCare to develop, manufacture and commercialize three product candidates pursuant to the InnoCare License Agreement. Though InnoCare does not hold any direct controlling interest in the Company, the Company has concluded that InnoCare is a related party, due to the 7,000,000 shares of common stock issued pursuant to the InnoCare License Agreement. As of September 30, 2026, InnoCare held 10.33% of the shares of the Company’s outstanding common stock.

For additional information on these arrangements, please see Note 7, License and Collaboration Revenue and Note 8, License Agreements, to these unaudited condensed consolidated financial statements.

15.Segment Information

The Company manages its operations on a consolidated basis as a single reportable segment focused on the research and development of immunology-based therapies. The accounting policies of the single reportable segment are identical to those described in Note 2, Summary of Significant Account Policies to these unaudited condensed consolidated financial statements. When evaluating the Company’s financial performance, the Company’s chief operating decision-maker (the “CODM”), its Chief Executive Officer regularly reviews consolidated net loss, total expense and direct expenses by program and compared to budget. The CODM allocates resources based on the Company’s available cash resources, and forecasted expenditures on a consolidated basis, as well as an assessment of the probability of success of its research and development activities on a program basis. Segment asset information regularly provided to the CODM is consistent with that reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and investment balances. Revenue is primarily attributed to individual countries based on the entity owning the license. During the three months ended September 30, 2026, the Company recognized $10.0 million of revenue, which was attributed to Zenas BioPharma Inc. During the nine months ended September 30, 2026, the Company recognized $11.0 million of revenue, which $1.0 million was attributed to Zenas HK and $10.0 million was attributed to Zenas BioPharma Inc. During the three months ended September 30, 2025, the Company did not recognize any revenue and for the nine months ended September 30, 2025, the Company recognized $10.0 million of revenue which was attributed to Zenas HK.

The following table presents certain financial data for the Company’s reportable segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenue	$10,000	$—	$11,000	$10,000
Less:
Direct research and development expenses:[1]
Obexelimab	22,589	20,753	83,743	74,006
Orelabrutinib	12,904	—	34,211	—
Other programs (ZB002, ZB004, ZB014, ZB021 & ZB022)	2,037	467	4,063	1,204
Partnered regional programs (ZB001 & ZB005)	—	172	(24)	134
Unallocated research and development[2]	16,676	10,607	48,608	30,902
General and administrative[3]	14,427	8,245	36,227	25,060
Acquired in-process research and development[4]	27,500	5,000	57,500	5,000
Stock-based compensation	17,276	7,336	35,090	18,767
Other segment items[5]	5,514	(1,081)	12,948	(7,778)
Segment net loss	$(108,923)	$(51,499)	$(301,366)	$(137,295)

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

4 Acquired -in- process research and development expenses consist of milestones achieved pursuant to the Xencor and InnoCare license agreements, for additional details see Note 8, License Agreements to these condensed unaudited consolidated financial statements.

5 Other segment items consist of other (income) expense, net, and income tax (benefit) provision. Other (income) expense, net consists of interest income, interest expense related to the royalty obligation, the senior secured term loan and convertible senior notes as well as realized and unrealized gains and losses on foreign currency transactions.

16.Subsequent Events

Achievement of Regulatory Milestone pursuant to the 2021 Xencor Agreement

In October 2026, the Company submitted its first marketing authorization application in Europe with respect to a licensed asset under the 2021 Xencor Agreement, which triggered an obligation to make a milestone payment of $7.5 million to Xencor under the 2021 Xencor Agreement. The milestone will be recognized as acquired-in-process research and development expense in the fourth quarter of 2026.

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

We are developing obexelimab as a potential I&I franchise for patients in several autoimmune diseases, representing substantial commercial opportunities individually and in the aggregate. We are conducting clinical trials in IgG4-RD through a registration-directed Phase 3 trial which reported topline data in January 2026, relapsing multiple sclerosis (“RMS”) through an ongoing Phase 2, double-blind, randomized, placebo-controlled trial which reported topline data in October 2025 (the “MoonStone” trial) and systemic lupus erythematosus (“SLE”) through an ongoing Phase 2, double-blind, randomized, placebo-controlled trial (the “SunStone” trial), for which we expect  to report topline results, including biomarker data, in the fourth quarter of 2026.

In January 2026, we reported positive results from the Phase 3 trial of obexelimab in patients with IgG4-RD (“INDIGO”). Obexelimab met the primary endpoint, demonstrating a highly statistically significant and clinically meaningful 56% reduction in the risk of IgG4-RD flare compared to placebo (Hazard Ratio 0.44, p=0.0005) and also met and demonstrated highly statistically significant activity compared to placebo on all four key secondary endpoints. Obexelimab was well tolerated with a safety profile consistent with that observed in previously completed clinical trials. Based on these results, we submitted the obexelimab Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for the treatment of IgG4-RD in May 2026. In August 2026, the FDA accepted our BLA and assigned a Prescription Drug User Fee Act (“PDUFA”) target date of May 27, 2027. In October 2026, the European Medicines Agency (“EMA”) validated the recently submitted Marketing Authorization Application (“European MAA”) for the treatment of IgG4-RD.

In October 2026, we announced interim data from the ongoing INDIGO Open-Label Extension (“OLE”). INDIGO participants who completed the 52-week randomized, controlled period of the trial were eligible to enter the OLE and receive 250 mg of obexelimab subcutaneously once weekly. The OLE evaluates the longer-term flare protection and safety of continued obexelimab treatment in patients with IgG4-RD. The interim OLE data were based on a data cutoff of May

2026 and reported that the 12-month probability of remaining flare-free was 0.93 based upon investigator- and adjudication committee-confirmed flares requiring rescue therapy, and 0.87 based upon investigator-determined flares requiring rescue therapy; adjudication was pending for five patients as of the data cutoff.  The median and mean cumulative glucocorticoid rescue doses were 0 mg and 105 mg, respectively. Adverse event rates were comparable to or lower than those observed during the randomized, controlled period.

We also reported initial results from the Influenza and COVID-19 Vaccine Sub-Study conducted during the OLE. The ongoing sub-study assessed the presence of pre-existing influenza and SARS-CoV-2 immunity following a preceding long-term period of obexelimab exposure, and also the immune responses to vaccination during a planned treatment-free window. Pre-existing markers of immunity were observed in 71% of participants for influenza and 50% for COVID-19 (n=7). Vaccination during the treatment-free window resulted in seroimmunity to influenza in 6 of 7 participants (86%) and seroimmunity to COVID-19 in 4 of 4 participants (100%).  No disease flares were observed during the treatment-free vaccination window, which lasted an average of 34.6 days.

In addition, we reported a sub-analysis that evaluated glucocorticoid-associated toxicity in patients with IgG4-RD using the Glucocorticoid Toxicity Index (“GTI”). Patients treated with obexelimab had statistically significantly lower cumulative glucocorticoid toxicity than patients receiving placebo at week 52 (GTI Cumulative Worsening Score difference: -11.4; p=0.021). Fewer patients receiving obexelimab reached clinical thresholds for cumulative glucocorticoid toxicity than those receiving placebo.

In August 2026, we announced that bioequivalence was established between obexelimab delivered via prefilled syringe and single-dose prefilled pen. The single-dose prefilled pen has the potential to offer a more convenient delivery option for patients. We intend to submit a supplemental application to obexelimab’s IgG4-RD BLA, if approved, and included the bioequivalence data in the European MAA submission.

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

In October 2025, we entered into a License Agreement (the “InnoCare License Agreement”) with InnoCare Pharma Inc. (“InnoCare”), pursuant to which we were granted exclusive rights to develop, manufacture, and commercialize orelabrutinib, a Bruton’s Tyrosine Kinase (“BTK”) inhibitor, for multiple sclerosis (“MS”) worldwide, and in all non-oncology indications worldwide excluding mainland China, Hong Kong, Macau and Taiwan (“greater China”), and Brunei, Burma, Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, Philippines, Singapore, Thailand and Vietnam (“Southeast Asia”), as well as two early-development product candidates: ZB021, an IL-17AA/AF inhibitor, in all fields of use worldwide excluding greater China and Southeast Asia, and ZB022, a TYK2 inhibitor, in all fields of use worldwide.

Orelabrutinib is a highly selective and central nervous system (“CNS”) penetrant, oral small molecule BTK inhibitor. Orelabrutinib is designed to bind irreversibly to BTK with minimal off-target effects, which may reduce certain side effects. Orelabrutinib was designed to efficiently cross the blood-brain barrier, which may allow it to reach therapeutic levels within the CNS to directly target inflammation in diseases like MS.

In September 2025, the Phase 3 PriMroSe trial of orelabrutinib in patients with primary progressive multiple sclerosis (“PPMS”) was initiated. The PriMroSe trial is a global, multicenter, randomized, double-blind, placebo-controlled clinical trial evaluating the safety and efficacy of orelabrutinib dosed 80 mg once daily (“QD”) compared to placebo in patients with PPMS, with a primary endpoint of time to onset of 12-week composite confirmed disability progression (“CDP”). In March of 2026, we initiated a second global, Phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial evaluating orelabrutinib dosed 80 mg QD compared to placebo in patients with non-active secondary progressive multiple sclerosis (“naSPMS”), with a primary endpoint of time to onset of 24-week CDP.

ZB021 is an oral IL-17AA/AF inhibitor designed to block both IL-17AA homodimer and IL-17AF heterodimer signaling. Preclinical studies for ZB021 have shown favorable PK and ADME properties. ZB021 achieved comparable activity in vivo to a reference anti-IL-17 biologic in a rat CIA model. We, along with our partner, InnoCare, initiated a Phase 1 clinical study in the second quarter of 2026.

ZB022 is an oral, brain-penetrant TYK2-JH2 inhibitor, currently in Investigational New Drug (“IND”) enabling studies. Subject to the results of IND-enabling studies, we expect to initiate a Phase 1 clinical study in 2027.

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

In September 2024, we completed our initial public offering (“IPO”) in which we issued and sold an aggregate of 15,220,588 shares of our common stock, including 1,985,294 shares of common stock sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, for aggregate gross proceeds of $258.7 million. We received $234.3 million in net proceeds after deducting underwriting discounts, commissions and other offering costs.

In October 2024, we entered into the Novation Agreement with Tenacia Biotechnology (Hong Kong) Limited (“Tenacia”), under which we transferred our rights and obligations under our agreements with Dianthus Therapeutics, Inc. (“Dianthus”) to Tenacia for ZB005. As partial consideration for the Tenacia Agreement, we received a non-creditable, non-refundable upfront fee of $5.0 million from Tenacia. In June 2026, we recorded license and collaboration revenue of $1.0 million upon successful achievement of a development milestone. In addition, we are eligible to receive up to an additional $85.0 million upon the achievement of certain future development, regulatory and commercial milestones.

In January 2025, we entered into a license agreement (the “Zai License Agreement”), with Zai Lab (Hong Kong) Limited (“Zai”), under which we granted to Zai an exclusive sublicense to develop, manufacture and commercialize ZB001 and related programs in greater China. As partial consideration for the Zai License Agreement, we received an upfront fee of $10.0 million from Zai. In addition, we are eligible to receive up to $96.0 million, upon the achievement of certain future development and commercial milestones and royalty percentage rates from the low to mid-single digits, net of pass-through obligations due to Viridian Therapeutics, Inc. (“Viridian”).

In September 2025, we entered into the Revenue Participation Right Purchase and Sale Agreement (the “Royalty Purchase Agreement”), with Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”), pursuant to which Royalty Pharma purchased the right to receive, for each calendar quarter, (i) 5.5% of net sales of obexelimab products sold by us and our affiliates worldwide, (ii) 5.5% of net sales of obexelimab products sold by licensees of us and our affiliates in the U.S., the United Kingdom and the European Union, (iii) 25% of royalty income payable to us or any of our affiliates on sales of obexelimab products in countries other than the U.S., the United Kingdom, and in the European Union by its licensees pursuant to out-licenses less royalty payments payable by us to Xencor Inc. and (iv) 25% of non-royalty income attributable to obexelimab products payable to us or any of our affiliates by its licensees (other than certain milestone payments payable by Bristol-Myers Squibb) pursuant to out-licenses and allocated to countries other than the U.S., the United Kingdom and in the European Union.

In October 2025, we entered into a License Agreement (the “InnoCare License Agreement”) with InnoCare Pharma Inc. (“InnoCare”), under which InnoCare granted to us the exclusive rights to develop, manufacture, and commercialize: i) orelabrutinib, in the MS field worldwide, and in all non-oncology indications outside greater China and Southeast Asia, ii) ZB021 in all fields of use worldwide, excluding greater China and Southeast Asia and iii) ZB022 in all fields of use worldwide. We also obtained certain non-exclusive rights to perform development and manufacturing activities in greater China and Southeast Asia. As consideration for the InnoCare License Agreement, we made a non-refundable upfront payment of $35.0 million. We also issued 5,000,000 shares of common stock to InnoCare in a private placement. In August 2026, upon achievement of a specified development milestone (the “Near-Term Milestone”), we made a milestone payment of $25.0 million and issued an additional 2,000,000 shares of common stock to InnoCare in a private placement. We are further obligated to pay future regulatory and commercial milestones of up to $723.0 million related to orelabrutinib and future development, regulatory, and commercial milestones of up to $636.0 million for ZB021, and $656.0 million for ZB022. In addition, we may be obligated to pay royalties on net sales at rates ranging from high-single digits to high-teens for orelabrutinib, and mid-single digits to mid-teens for the preclinical compounds.

Since inception, our operations have focused on research and development activities with respect to our product candidates as described above, as well as raising capital, business planning, organizing and staffing our company, establishing our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We have financed our operations to date primarily with the proceeds from the issuance of convertible preferred stock, convertible senior notes, from the sale of common stock in our IPO completed in September 2024, private and public equity offerings, as well as from payments received under our license, collaboration and royalty purchase agreements and the senior secured term loan with Pharmakon Advisors, LP (“Pharmakon”). In October 2025, we closed our private investment in public equity (“PIPE”) of 6,311,030 shares of common stock for net proceeds of approximately $111.8 million, after deducting agent fees and other offering costs. Additionally, in October 2025, we entered into a sales agreement with Jefferies LLC (“Jefferies”) under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more at-the-market (“ATM”) equity offerings (“2025 ATM Program”).  During the nine months ended September 30, 2026, we sold 4,645,904 shares of common stock under the 2025 ATM Program, with proceeds of $120.3 million, net of commissions. As of September 30, 2026, $46.8 million remained available under the 2025 ATM Program. Further in March 2026, we entered into the Loan Agreement with the Collateral Agent, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon, providing for up to a $250.0 million term loan facility consisting of several tranches of loans that will become available upon the achievement of certain milestones.

We have incurred significant operating losses and negative cash flows since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses for the three and nine months ended September 30, 2026 were $108.9 million and $301.4 million, respectively, and we recorded net loss of $51.5 million and $137.3 million, for the three and nine months ended September 30, 2025. As of September 30, 2026, we had an accumulated deficit of $1.1 billion. We expect to continue to incur significant and increasing losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	continue clinical development of obexelimab, orelabrutinib and our other programs;
●	advance our obexelimab and orelabrutinib programs and our other product candidates through preclinical development and clinical trials;
●	identify additional product candidates and acquire rights from third parties to those product candidates through licenses or acquisitions and conduct development activities, including preclinical studies and clinical trials;
●	make royalty, milestone or other payments under current, and any future, license, synthetic royalty or collaboration agreements;

●	make payments under current, and any future, secured term loans and convertible senior notes;
●	procure the manufacturing of preclinical, clinical and commercial supply of our current or any future product candidates;
●	seek marketing regulatory approvals for our current or any future product candidates that successfully complete clinical trials;
●	commercialize our current or any future product candidates, if approved;
●	take steps toward our goal of being an integrated biopharma company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;
●	continue to develop, maintain and defend our intellectual property portfolio, including against third-party interference, infringement and other intellectual property claims, if any;
●	seek to attract, hire and retain qualified clinical, scientific, operations and management personnel;
●	add and maintain operational, financial and information management systems;
●	attempt to address any competing therapies and market developments;
●	experience delays in our preclinical studies, clinical trials or regulatory approval for our current or any future product candidates, including with respect to failed studies, inconclusive results, safety issues or other regulatory challenges;
●	establish agreements with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”); and
●	incur additional costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs.

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

As of September 30, 2026, we had $647.1 million in cash, cash equivalents and investments. We expect that our existing cash, cash equivalents and investments will be sufficient to fund our capital and operating expenditures for at least twelve months from the date of the issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We estimate that our existing cash, cash equivalents and investments will be sufficient to fund our projected operations and capital expenditure requirements into 2029. Assuming receipt of the potential $75 million milestone payment from Royalty Pharma combined with the potential $75 million from the senior secured term loan with Pharmakon associated with achieving FDA marketing approval of obexelimab for IgG4-RD, we expect our cash, cash equivalents and investments will fund our operating expenses and capital expenditure requirements at least through the second quarter of 2029. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. See section titled “Liquidity and Capital Resources.”

Significant Risks and Uncertainties

The current geopolitical, trade, regulatory and economic environment, including, but not limited to imposition of new tariffs or increases in tariff rates and other trade measures, may materially affect our business and operating results by increasing the costs of our clinical trial materials and supplies, which in turn increase our overhead costs. Additionally, the ongoing recession risk together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term and, as a result could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Such economic conditions could increase our operating costs, including our labor costs and research and development costs. For example, we import drug products and other components from China for use in the manufacturing process and in our clinical studies, and such components and products are subject to tariffs, which we anticipate will result in increased costs. Our operating and labor costs and research and development costs may also be negatively impacted due to supply chain constraints, global geopolitical tensions, worsening macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital.

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

License and Collaboration Revenue

License and collaboration revenue may be generated from milestones achieved under our BMS Agreement, our Tenacia Agreement and our Zai License Agreement, as well as from the supply of drug substance (“DS”) and drug product (“DP”) batches to BMS under the BMS Agreement.

Pursuant to the BMS Agreement, we sublicensed the rights to develop and commercialize obexelimab in Japan, South Korea, Taiwan, Singapore, Hong Kong and Australia (the “BMS Territory”). We retain exclusive rights to commercialize the licensed products containing obexelimab outside of the BMS Territory. The revenue recognized to date pursuant to this arrangement relates to the license of obexelimab and the related technology transfer, which was recognized upon delivery of the license. This arrangement includes the participation by BMS in certain joint global studies of obexelimab. BMS will reimburse us for its share of the related study costs. Such reimbursements will be classified as a reduction to research and development expense in the period such costs are incurred. We will recognize development and regulatory milestones defined in the BMS Agreement when the achievement of the underlying milestone events is deemed probable, which is expected to be upon achievement. Sales milestones and royalties on future sales will be recognized in the period the related sales occur.

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

Pursuant to the Zai License Agreement, we granted Zai an exclusive sublicense to develop and commercialize ZB001 and related programs in greater China. The revenue recognized to date pursuant to this arrangement relates to the upfront fee. We will recognize additional development and commercial milestones as defined in the Zai License Agreement when the achievement of the underlying milestone event is deemed probable, which is expected to be upon achievement. Royalites on future sales will be recognized in the period the related sales occur.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025	Increase (Decrease)
Revenue:
License and collaboration revenue	$10,000	$—	$10,000
Total revenue	10,000	—	10,000
Operating expenses:
Research and development	$58,474	$34,402	$24,072
General and administrative	27,435	13,178	14,257
Acquired in-process research and development	27,500	5,000	22,500
Total operating expenses	113,409	52,580	60,829
Loss from operations	(103,409)	(52,580)	(50,829)
Other income (expense), net:
Interest expense on royalty obligation	(7,453)	(1,679)	(5,774)
Interest expense on senior secured term loan	(2,058)	—	(2,058)
Interest expense on convertible note	(1,709)	—	(1,709)
Interest income	5,795	2,766	3,029
Other (expense) income , net	(40)	(6)	(34)
Total other income (expense), net	(5,465)	1,081	(6,546)
Loss before income taxes	(108,874)	(51,499)	(57,375)
Income tax provision (benefit)	49	—	49
Net loss	$(108,923)	$(51,499)	$(57,424)

Revenue

For the three months ended September 30, 2026, we recognized license and collaboration revenue of $10.0 million, related to the achievement of a development and regulatory milestone under the BMS Agreement. For the three months ended September 30, 2025, we did not recognize any license and collaboration revenue.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025	Increase (Decrease)
Direct research and development expenses by program:
Obexelimab	$22,589	$20,753	$1,836
Orelabrutinib	12,904	—	12,904
Other programs (ZB002, ZB004, ZB014, ZB021 & ZB022)	2,037	467	1,570
Partnered regional programs (ZB001 & ZB005)	—	172	(172)
Unallocated research and development expenses:
Personnel related expenses (including stock-based compensation)	18,455	12,467	5,988
Other expenses	2,489	543	1,946
Total research and development expenses	$58,474	$34,402	$24,072

Research and development expenses were $58.5 million for the three months ended September 30, 2026, compared to $34.4 million for the three months ended September 30, 2025. The increase of $24.1 million was primarily attributable to the following:

●	a $1.8 million increase in costs related to the development of obexelimab, our lead product candidate, driven by a $6.4 million increase in manufacturing costs for clinical trial materials, partially offset by a $4.6 million decrease in clinical trial, development and regulatory costs;

●	a $12.9 million increase in costs related to the development of orelabrutinib, driven by clinical trial and regulatory costs; and
●	a $6.0 million increase in personnel costs, including a $3.9 million increase in salary and benefit related expense, due to an increase in headcount, a $1.9 million increase in stock-based compensation expense, and a $0.2 million increase in external contractor expenses and other personnel costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025	Increase (Decrease)
Personnel related expenses (including stock-based compensation)	$20,606	$9,035	$11,571
Legal and professional fees	6,184	2,608	3,576
Facilities and other expenses	645	1,535	(890)
Total general and administrative expenses	$27,435	$13,178	$14,257

General and administrative expenses were $27.4 million for the three months ended September 30, 2026, compared to $13.2 million for the three months ended September 30, 2025. The increase of $14.3 million was primarily attributable to the following:

●	an $11.6 million increase in personnel costs, including an $8.1 million increase in stock-based compensation expense, primarily due to modifications of equity awards related to the transition and separation of certain employees from the company, $3.0 million increase in salary and benefit related expense, primarily due to an increase in headcount to support pre-commercialization efforts, a $0.3 million increase in external contractor expense and other personnel costs, and a $0.2 million increase in recruiting expense; and
●	a $3.6 million increase in legal and professional fees, including consulting, pre-commercialization efforts, audit and tax expenses, primarily attributable to company growth and continued operations as a public company.

Acquired In-Process Research and Development Expenses

For the three months ended September 30, 2026, acquired IPR&D expenses were $27.5 million, which included $25.0 million related to the achievement of the Near-Term Milestone under the InnoCare License Agreement and $2.5 million, related to the achievement of a regulatory milestone under the 2021 Xencor Agreement. Acquired IPR&D expense was $5.0 million for the three months ended September 30, 2025, related to a deposit paid toward the $35.0 million upfront payment for the exclusive rights to develop and manufacture product candidates under the License Agreement with InnoCare.

Total Other Income (Expense), Net

For the three months ended September 30, 2026, total other income (expense), net was $5.5 million of expense, compared to $1.1 million of income for the three months ended September 30, 2025. The change of $6.5 million is primarily related to an increase in interest expense of $9.5 million related to our royalty obligation, senior secured term loan and convertible senior notes, partially offset by an increase in interest income of $3.0 million related to higher cash, cash equivalents and investments balances.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	Increase (Decrease)
Revenue:
License and collaboration revenue	$11,000	$10,000	$1,000
Total revenue	11,000	10,000	1,000
Operating expenses:
Research and development	$181,826	$112,343	$69,483
General and administrative	60,092	37,730	22,362
Acquired in-process research and development	57,500	5,000	52,500
Total operating expenses	299,418	155,073	144,345
Loss from operations	(288,418)	(145,073)	(143,345)
Other income (expense), net:
Interest expense on royalty obligation	(20,553)	(1,679)	(18,874)
Interest expense on senior secured term loan	(4,146)	—	(4,146)
Interest expense on convertible note	(3,454)	—	(3,454)
Interest income	15,416	8,902	6,514
Other (expense) income, net	(48)	370	(418)
Total other income (expense), net	(12,785)	7,593	(20,378)
Loss before income taxes	(301,203)	(137,480)	(163,723)
Income tax provision (benefit)	163	(185)	348
Net loss	$(301,366)	$(137,295)	$(164,071)

Revenue

For the nine months ended September 30, 2026, we recognized license and collaboration revenue of $11.0 million, including $10.0 million, related to the achievement of a development and regulatory milestone under the BMS Agreement and $1.0 million, related to the achievement of a development milestone under the Tenacia Agreement. For the nine months ended September 30, 2025, we recognized revenue of $10.0 million related to the one-time non-refundable upfront cash payment under the Zai License Agreement that was recognized upon delivery of the license and related technology transfer.

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	Increase (Decrease)
Direct research and development expenses by program:
Obexelimab	$83,743	$74,006	$9,737
Orelabrutinib	34,211	—	34,211
Other programs (ZB002, ZB004, ZB014, ZB021 & ZB022)	4,063	1,204	2,859
Partnered regional programs (ZB001 & ZB005)	(24)	134	(158)
Unallocated research and development expenses:
Personnel related expenses (including stock-based compensation)	53,495	35,548	17,947
Other expenses	6,338	1,451	4,887
Total research and development expenses	$181,826	$112,343	$69,483

Research and development expenses were $181.8 million for the nine months ended September 30, 2026, compared to $112.3 million for the nine months ended September 30, 2025. The increase of $69.5 million was primarily attributable to the following:

●	a $9.7 million increase in costs related to the development of obexelimab, our lead product candidate, driven by a $10.1 million increase in manufacturing costs for clinical trial materials, offset by a $0.4 million decrease in clinical trial, development and regulatory costs;
●	a $34.2 million increase in costs related to the development of orelabrutinib, driven by clinical trial and regulatory costs; and

●	a $17.9 million increase in personnel costs, including a $12.1 million increase in salary and benefit related expense, due to an increase in headcount, a $5.1 million increase in stock-based compensation expense, and a $0.7 million increase in external contractor expenses and other personnel costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	Increase (Decrease)
Personnel related expenses (including stock-based compensation)	$44,019	$26,252	$17,767
Legal and professional fees	14,324	6,834	7,490
Facilities and other expenses	1,749	4,644	(2,895)
Total general and administrative expenses	$60,092	$37,730	$22,362

General and administrative expenses were $60.1 million for the nine months ended September 30, 2026, compared to $37.7 million for the nine months ended September 30, 2025. The increase of $22.4 million was primarily attributable to the following:

●	a $17.8 million increase in personnel costs, including a $11.2 million increase in stock-based compensation expense, primarily due to modifications of equity awards related to the transition and separation of certain employees from the company, a $6.4 million increase in salary and benefit related expense, primarily due to an increase in headcount to support pre-commercialization efforts, a $0.3 million increase in external contractor expenses and other personnel costs, offset by a $0.2 million decrease in recruiting expense; and
●	a $7.5 million increase in legal and professional fees, including consulting, pre-commercialization efforts, audit and tax expenses, primarily attributable to company growth and continued operations as a public company.

Acquired In-Process Research and Development Expenses

For the nine months ended September 30, 2026, acquired IPR&D expenses were $57.5 million, which included $12.5 million, related to the achievement of two regulatory milestones under the 2021 Xencor Agreement and $20.0 million related to the achievement of the Regulatory Milestone for ZB021 and $25.0 million related to the Near-Term Milestone under the InnoCare License Agreement. For the nine months ended September 30, 2025, acquired IPR&D expenses were $5.0 million, related to a deposit paid toward the $35.0 million upfront payment for the exclusive rights to develop and manufacture product candidates under the InnoCare License Agreement.

Total Other Income (Expense), Net

For the nine months ended September 30, 2026, total other income (expense), net was $12.8 million of expense, compared to $7.6 million of income for the nine months ended September 30, 2025. The change of $20.4 million is primarily related to an increase in interest expense of $26.5 million related to our royalty obligation, senior secured term loan and convertible senior notes, partially offset by an increase in interest income of $6.5 million related to higher cash, cash equivalents and investments balances.

Liquidity and Capital Resources

Overview

We have incurred significant operating losses since inception. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources until 2027 at the earliest, if at all. As of September 30, 2026, we had $647.1 million in cash, cash equivalents, and investments and we had an accumulated deficit of $1.1 billion. Through September 30, 2026, we have funded our operations primarily with gross proceeds of $358.0 million through the sale and issuance of preferred stock and convertible notes, net proceeds from the sale of common stock of $234.3 million after deducting underwriting discounts, commissions and other offering costs from our IPO, $111.8 million, after deducting placement fees and other offering costs from our PIPE offering, $148.9 million, after deducting commissions and other offering costs from our 2025 ATM Program, $330.4 million, after deducting commissions and issuance costs from our current convertible notes and equity offering inclusive of the underwriters’ exercise of the overallotment option in full, as well as $76.0 million from our BMS Agreement, Tenacia Agreement and Zai License Agreement, collectively, $71.3 million from our Royalty Purchase Agreement, after deducting issuance costs and $72.0 million from the first tranche under our debt arrangement with Pharmakon after deducting discounts and issuance costs.

Future Funding Requirements:

We expect that our available cash, cash equivalents and investments, as of September 30, 2026, will be sufficient to fund our capital and operating expenditures for at least the next twelve months from the date of the issuance of this Quarterly Report on Form 10-Q. We estimate that our existing cash, cash equivalents and investments will be sufficient to fund our projected operations and capital expenditure requirements into 2029. Assuming receipt of the potential $75 million milestone payment from Royalty Pharma combined with the potential $75 million from the senior secured term loan with Pharmakon associated with achieving FDA marketing approval of obexelimab for IgG4-RD, we expect that our cash, cash equivalents and investments will fund our operating expenses and capital expenditure requirements at least through the second quarter of 2029.

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

Senior Secured Term Loan

In March 2026, the Company entered into the Loan Agreement with the Collateral Agent, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon and the guarantors party thereto. The Loan Agreement provides for up to a $250.0 million Term Loan that matures on March 27, 2031 and consists of five tranches including (i) a Tranche A Loan of $75.0 million drawn March 27, 2026, (ii) a Tranche B Loan of $50.0 million which will be required to be drawn (and up to an additional $25.0 million that the Company may elect to draw) by no later than November 1, 2027, subject to the occurrence of the Tranche B/C Approval Condition, (iii) a Tranche C Loan of $25.0 million (less any amounts elected to be (and actually) drawn under the Tranche B Loan in excess of $50.0 million) which will be available at the Company’s election, subject to the occurrence of the Tranche B/C Approval Condition, no later than April 28, 2028, (iv) a Tranche D Loan of $50.0 million which will be available at the Company’s election no later than October 30, 2028, subject to the occurrence of the Tranche B/C Approval Condition and achievement of certain milestones in respect of certain net sales levels and (v) a Tranche E Loan of $50.0 million which will be available at the Company’s election no later than April 30, 2029, subject to the occurrence of the Tranche B/C Approval Condition and achievement of certain milestones in respect of net sales levels. We received net proceeds of $73.0 million from the draw of the Tranche A Loan after deducting the 2.00% funding fee. As of September 30, 2026, we are in compliance with all covenants under the Loan Agreement.

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

The Loan Agreement contains customary affirmative and restrictive covenants, representations and warranties and events of default. We and our subsidiaries are bound by certain affirmative covenants setting forth actions that are required during the term of the Loan Agreement, including, without limitation, certain information delivery requirements (including that consolidated financial statements delivered for and after the fiscal year ending December 31, 2026 are not subject to any qualification as to “going concern” or “scope of audit”), obligations to maintain certain insurance, and certain notice requirements. The Loan Agreement contains customary financial covenants, including (i) at all times prior to the satisfaction of the Tranche B/C Approval Condition, a minimum liquidity requirement and (ii) subject to the outstanding aggregate principal amount of Term Loans advanced under the Loan Agreement being equal to or greater than $200.0 million, a minimum trailing twelve months consolidated net revenue covenant. Additionally, we and our subsidiaries are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement, including, without limitation, (i) selling or disposing of assets, (ii) amending, modifying or waiving our rights under material agreements, (iii) consummating change in control transactions unless all amounts becoming due under the Loan Agreement are paid in full immediately upon (and concurrent with) the consummation of any such change in control transaction, (iv) incurring additional indebtedness, (v) incurring non-permitted liens or encumbrances on our or our subsidiaries’ assets, (vi) paying dividends or making any distribution or payment on or redeeming, retiring or purchasing any equity interests, (vii) making payments on subordinated indebtedness and (viii) making investments other than permitted acquisitions and permitted investments, in each case, subject to specified exceptions including, in the case of restrictions on incurrence of additional indebtedness, the ability to incur certain convertible indebtedness and enter into certain permitted royalty financing agreements. The Loan Agreement also contains certain events of default, including the following: (i) failure to pay principal, interest and other amounts when due, (ii) the breach of the covenants under the Loan Agreement, (iii) the occurrence of a material adverse change or a withdrawal event in respect of obexelimab or orelabrutinib, (iv) certain attachments of the credit parties assets and restraints on their business, (v) certain insolvency, liquidation, bankruptcy or similar events, (vi) certain cross-default of third-party indebtedness and royalty revenue contracts, (vii) the failure to pay certain judgments, (viii) material misrepresentations, (ix) the loan documents ceasing to create a valid security interest in a material portion of the collateral, (x) the occurrence of certain ERISA events and (xi) the occurrence of a default under any intercreditor agreement, in each case subject to the grace periods, cure period and thresholds as specified in the Loan Agreement. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate our obligations under the Loan Agreement (including all obligations for principal, interest and any applicable make-whole and prepayment premiums); provided that upon an event of default relating to certain insolvency, liquidation, bankruptcy or similar events, all outstanding obligations will be automatically accelerated.

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

Convertible Senior Notes and Equity Follow-on Offering

In March 2026, the Company issued an aggregate principal amount of $200.0 million of 2.50% convertible senior notes due 2032 (the “Convertible Notes”) in an underwritten public offering. The Convertible Notes were issued pursuant to, and are governed by, the Base Indenture, dated March 31, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). Concurrently, the Company issued 5,000,000 shares of common stock at a public offering price of $20.00 per share, with gross proceeds of $100.0 million. Additionally, in April 2026, the Company issued (i) an additional $30.0 million of Convertible Notes upon the underwriters’ exercise in full of their over-

allotment option for gross proceeds of $30.0 million and (ii) an additional 750,000 shares of common stock upon the exercise in full of the underwriters’ over-allotment option to purchase additional shares for gross proceeds of $15.0 million.

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

At-the-Market Program

In October 2025, we entered into a sales agreement with Jefferies under which we could, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, under the 2025 ATM Program. Pursuant to the sales agreement, shares will be sold under the shelf registration statement on Form S-3 ASR (Registration No. 333-290777), which became automatically effective upon filing on October 8, 2025. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. For the three and nine months ended September 30, 2026, the Company sold 1,818,181 and 4,645,904 shares of common stock, respectively, under the 2025 ATM Program. As of September 30, 2026, $46.8 million remained available under the 2025 ATM Program.

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

The Royalty Purchase Agreement provides for an additional $225.0 million of payments to be paid to the Company by Royalty Pharma upon the occurrence of certain triggering events which includes (i) $75.0 million payable upon the achievement of certain milestones with respect to Zenas’ INDIGO Phase 3 Trial, noting the Company is not eligible for this milestone, (ii) $75.0 million payable following receipt of marketing approval for obexelimab from the FDA for the treatment of IgG4-Related Disease on or before a specified date and (iii) $75.0 million payable following receipt of marketing approval for obexelimab from the FDA for the treatment of systemic lupus erythematosus on or before a specified date.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(190,417)	$(119,919)
Net cash used in investing activities	(275,302)	(158,522)
Net cash provided by financing activities	532,748	74,437
Effect of exchange rate changes on cash and cash equivalents	108	(263)
Net increase (decrease) in cash and cash equivalents	$67,137	$(204,267)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $190.4 million, and was primarily due to our net loss of $301.4 million, which included non-cash charges principally related to stock-based compensation and interest charges on our agreement with Royalty Pharma. Net changes in our working capital during the nine months resulted in a $4.7 million cash outflow.

Net cash used in operating activities for the nine months ended September 30, 2025 was $119.9 million, and was primarily due to our net loss of $137.3 million, which included non-cash charges principally related to stock-based compensation. Net changes in our working capital during the nine months resulted in a $7.4 million cash outflow.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $275.3 million and consisted primarily of purchases of investments of $545.8 million and $57.5 million of milestone payments, which included $12.5 million related to the achievement of two regulatory milestones under the 2021 Xencor Agreement and $45.0 million related to the achievement of the Regulatory Milestone for ZB021 and the Near-Term Milestone under the InnoCare License Agreement, partially offset by proceeds from sales and maturities of investments of $328.0 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $532.7 million, resulting primarily from $223.1 million in net proceeds received in connection with the convertible senior notes offering inclusive of the underwriters’ exercise of the overallotment option in full, $108.1 million and $120.3 million received in net proceeds from the sale and issuance of common stock under a follow-on equity offering inclusive of the underwriters’ exercise of the overallotment option in full and the 2025 ATM Program, net of commissions, respectively, and $73.5 million in net proceeds received in connection with the senior secured term loan, net of discounts, $9.1 million in net proceeds received from the exercise of stock options, offset by $2.5 million of payments related to deferred offering costs and debt issuance costs.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $74.4 million, resulting from $75.0 million in gross proceeds received in connection with the royalty obligation and $2.5 million in net proceeds received from the exercise of stock options, offset by $3.3 million of payments related to deferred offering costs.

Material Cash Requirements for Known Contractual and Other Obligations

During the nine months ended September 30, 2026, except as disclosed in Note 6 – Long-Term Obligations and  Note 13 – Commitments and Contingencies of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

During the nine months ended September 30, 2026, there were no material changes in our critical accounting policies from those described under our “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except for the following:

Embedded Derivative Financial Instruments

In March 2026, we entered into a senior secured term loan and issued convertible senior notes, see Note 6, Long – Term Obligations, in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our evaluation of our debt and equity transactions, consider whether the transaction includes embedded derivatives and whether any embedded derivatives require bifurcation. The evaluation of such features consider whether (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not -remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (iii) a separate instrument with the same terms as the embedded derivative would be considered a derivative instrument. We exercise judgment in the evaluation of whether embedded features require bifurcation and the fair value of any features that are bifurcated. Should there be changes in our judgments and related conclusions, it could impact the effective interest expense recorded on our debt obligations, which could materially affect our financial statements.

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

Implications of Being an Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies, including reduced disclosure about our executive compensation arrangements, exemption from the requirements to hold nonbinding advisory votes on executive compensation and golden parachute payments and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted. Therefore, the reported results of operations contained in our financial statements may not be directly comparable to those of other public companies.

We will cease to qualify as an emerging growth company on the date that is the earliest of: (i) December 31, 2029, (ii) the last day of the fiscal year in which we have more than $1.235 billion in total annual gross revenues, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC or (iv) the date on which we have issued more than $1.0 billion of non-convertible debt over the prior three-year period. Whether we are a large accelerated filer is determined as of the last day of each fiscal year and depends on, among other things, whether the market value of our common stock held by non-affiliates was $700.0 million or more as of the last business day of our most recently completed second fiscal quarter. Although the market value of our common stock held by non-affiliates exceeded $700.0 million as of June 30, 2026, because we remain eligible to use the requirements for smaller reporting companies under the revenue test through the end of fiscal year 2026 and until our Quarterly Report on Form 10-Q for the first quarter of 2027, we will not be a large accelerated filer as of December 31, 2026. Accordingly, we will be a non-accelerated filer for filings due in fiscal year 2027, and we expect to remain an emerging growth company through at least December 31, 2027, unless we earlier cease to qualify for another reason described above. If the market value of our common stock held by non-affiliates is $700.0 million or more as of the last business day of our second fiscal quarter in 2027, we expect that we will become a large accelerated filer, and will cease to be an emerging growth company, as of December 31, 2027.

We are also a “smaller reporting company,” as defined in the Exchange Act. However, we determined as of June 30, 2026, the last business day of our second fiscal quarter in 2026, that we will no longer be eligible to take advantage of the scaled disclosures available to smaller reporting companies beginning with our Quarterly Report on Form 10-Q for the first quarter of 2027. However, as we are and expect to continue to be an emerging growth company through our fiscal year ended December 31, 2027, we are eligible to take advantage of many of the same scaled disclosure requirements available to smaller reporting companies, and we anticipate that we will continue to utilize these accommodations until such time as we no longer qualify as an emerging growth company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. As of September 30, 2026, we had cash, cash equivalents and investments of $647.1 million.

We also have exposure to market risk on our Loan Agreement with Pharmakon. Our Loan Agreement accrues interest from its date of issuance at a variable interest rate equal to 3-month SOFR subject to a 3.25% floor, plus 5.75%.  As of September 30, 2026, $75.0 million was outstanding under the Loan Agreement. The effect of a 100 basis points adverse change in market interest rates on our loan payable, in excess of applicable minimum floors, on our interest expense would be approximately $0.8 million.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar (“USD”). Our functional currency for Zenas BioPharma (HK) Limited, our wholly owned subsidiary in Hong Kong, is the USD, and our functional currency for Shanghai Zenas Biotechnology Co. Limited, our wholly-owned subsidiary in China, is the Chinese Yuan. Our functional currency for Zenas BioPharma GmbH, our wholly-owned subsidiary in Switzerland, is the Swiss Franc. Our functional currency of our wholly-owned subsidiaries, Zenas BioPharma B.V., in the Netherlands and Zenas BioPharma GmbH (Germany), is the Euro. Our functional currency of our wholly-owned U.S. subsidiaries, Zenas BioPharma (USA) LLC and Zenas BioPharma Securities Corp., is the USD. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive loss as incurred. Realized foreign currency transaction gains (losses) were immaterial for the three and nine months ended September 30, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investors should carefully consider the risks, uncertainties and other factors, contained in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, together with the other information contained in this Quarterly Report, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q. The events discussed below may occur and adversely impact our business, financial condition, results of operations and prospects, which may cause the trading price of our common stock to decline. These risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also affect our business. See “Special Note Regarding Forward-Looking Statements.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During our fiscal quarter ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company entered into, modified or terminated contracts, instructions or written plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of Zenas BioPharma, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 16, 2024, File No. 001-42270)

3.2	Amended and Restated Bylaws of Zenas BioPharma, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on September 16, 2024, File No. 001-42270)

10.1	First Amendment to Zenas BioPharma, Inc. 2026 Inducement Plan, dated August 5, 2026 (incorporated by reference to Exhibit 4.4 to the Form S-8 filed on September 11, 2026, File No. 333-298894)

10.2†	Letter Agreement, dated August 12, 2026, by and between Zenas BioPharma (USA) LLC and Jennifer Fox

10.3†	Consulting Agreement, dated August 12, 2026, by and between Zenas BioPharma (USA) LLC and Jennifer Fox

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: November 5, 2026

ZENAS BIOPHARMA, INC.

By:	/s/ Leon O. Moulder, Jr.
Name:	Leon O. Moulder, Jr.
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph L. Farmer
Name:	Joseph L. Farmer
Title:	President and Chief Operating Officer
(Principal Financial and Accounting Officer)